Form 10KSB40
period 2000-12-31
FMB EQUIBANC INC
filed 2001-03-30
CIK 1135374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 ---------------
                                   FORM 10-KSB

         ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2000 - Commission File Number: 000-32399

                                 ---------------

                               FMB EQUIBANC, INC.
             (Exact name of registrant as specified in its charter)

               GEORGIA                                      58-2582553
     --------------------------------                  -------------------
     (State or other jurisdiction                        (IRS Employer
     of incorporation or organization)                 Identification No.)

                   201 NORTH MAIN STREET
                    STATESBORO, GEORGIA                          30458
          --------------------------------------               ----------
          (Address of principal executive office)              (Zip Code)

                                 (912) 489-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
            None                                    Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes /X/ No  /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The Issuer's revenues for its most recent fiscal year were $8,026,270.

The aggregate market value of the voting stock held by non-affiliates of Registrant (296,449 shares) at March 1, 2000 was $5,298,980. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. The number of shares outstanding of Registrant's Common Stock at March 1, 2000 was 362,600 shares.

Transitional Small Business Disclosure Format (Check one):  Yes /_/   No  /X/


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end is incorporated by reference in answer to Part III of this Report.


================================================================================

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Annual Report on Form 10-KSB and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about FMB Equibanc, Inc. (the "Company") and its wholly-owned subsidiary, Farmers & Merchants Bank (the "Bank") in general. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts. The words "expect," "anticipate," "intend," "plan," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition from other financial institutions, (ii) lack of sustained growth in the economy of Bulloch County, Georgia, (iii) rapid fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

THE COMPANY

         FMB Equibanc, Inc. (the "Company") was incorporated as a Georgia corporation on April 25, 2000, to serve as a bank holding company for Farmers & Merchants Bank (the "Bank"). On November 1, 2000, the Company acquired all of the outstanding shares of the Bank. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and the Financial Institutions Code of Georgia (the "FICG").

         The Company has been organized to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not be able to provide under present laws. In addition, a holding company structure makes it easier to raise capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

         At December 31, 2000, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

         The Company's executive offices are located at the Bank's main office, 201 North Main Street, Statesboro, Georgia 30458. The Company's telephone number at such location is (912) 489-2600. See "Item 2. Description of Properties."

THE BANK

          The Bank was incorporated as a Georgia banking corporation on February 4, 1948 for the purpose of conducting a commercial banking business from Bulloch County, Georgia. The Bank originally conducted its business from a main office located in Brooklet, Bulloch County, Georgia. In 1991, the bank relocated its main office to Statesboro, Bulloch County, Georgia. The Bank retained its former main office as a branch office. The Bank also maintains a branch office in Statesboro.

MARKET AREA AND COMPETITION

         The primary service area of the Bank is Bulloch County, Georgia. The Bank encounters competition in its primary service area and in surrounding areas from six other commercial banks. These competitors offer a full range of banking services and vigorously compete for all types of services, especially deposits.

         The following table illustrates the June 30, 2000 deposit base and market share of the financial institutions located in Bulloch County, as reported by the FDIC.

         Bulloch County
         --------------

                                                                                $               %
                                                                              -----           -----
                             FINANCIAL INSTITUTIONS                         (Dollars in millions)
         Sea Island Bank...........................................            158.1           30.3
         First Bulloch Bank & Trust Company........................            153.5           29.4
         Farmers & Merchants Bank .................................             74.4           14.3
         Eagle Bank and Trust......................................             71.4           13.7
         Wachovia Bank, National Association.......................             58.9           11.3
         The First National Bank & Trust Company...................              4.4            0.8
         Citizens Bank.............................................              1.1            0.2

         While the Bank experiences competition from financial institutions headquartered in Bulloch County, some competition also comes from banks outside of Bulloch County seeking to make loans in the Bank's primary service area. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial institutions which have recently entered the traditional banking markets.

         The extent to which other types of financial institutions compete with commercial banks has increased significantly within the past few years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. See "Supervision and Regulation." The full impact of this legislation and subsequent laws that will continue to further deregulate the financial services industry cannot be fully assessed or predicted.

DEPOSITS

         The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal accounts, individual retirement accounts, certificates of deposit and regular savings accounts. The sources of deposits are the residents, businesses and employees within the Bank's primary service area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's primary service area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees and charges.

LENDING SERVICES

         LENDING POLICY. The Bank engages in a full complement of lending activities, including real estate loans, commercial loans, consumer loans and agribusiness loans. Lending is directed principally towards individuals and businesses whose demands fall within the Bank's legal lending limits and who are potential deposit customers of the Bank. This includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes.

         The Bank may originate loans and participate with other banks with respect to loans which exceed the Bank's lending limits. Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than loans that the Bank originates.

         To address the risks inherent in making loans, the Bank maintains an allowance for loan losses based on, among other things, an evaluation of the Bank's loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, the Bank's management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of the allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the bank's regulatory agencies.

         LOAN PORTFOLIO. The following is a description of each of the major categories of the Bank's loan portfolio:

         Real Estate Loans. The Bank makes a variety of commercial real estate, construction and development loans, and residential real estate loans. These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. As of December 31, 2000, real estate loans comprised 67.9% of the Bank's loan portfolio.

         o Commercial Real Estate Loans. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. The Bank attempts to reduce credit risk on its commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 90% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank may require personal guarantees from the principal owners of the property supported by a review by the Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis. The Bank competes for commercial real estate loans with competitors that are well established in its primary service area.

         o Construction and Development Loans. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal generally does not exceed 85%. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

         o Residential Real Estate Loans. The Bank's residential real estate loans consist of residential first and second mortgage loans and residential construction loans. The Bank offers fixed and variable rates on its mortgages with the amortization of first mortgages with maturity dates of three years and beyond. These loans are made consistent with the Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 95%. The Bank believes these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before funding the loan.

         Commercial Loans. The Bank makes a variety of loans for commercial purposes in various lines of businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness. As of December 31, 2000, commercial loans comprised 15.2% of the Bank's loan portfolio.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loan should be amortized over the useful life of the asset. The Bank generally requires that the borrower be employed for at least 12 months prior to obtaining the loan. The loan officers of the Bank review the borrower's past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower's ability to make future payments as agreed. As of December 31, 2000, consumer loans comprised 13.5% of the Bank's loan portfolio.

         Agribusiness Loans. The Bank makes a variety of agribusiness loans, including real estate based loans, crop loans, and equipment loans. Real estate based agribusiness loans are made consistent with the Bank's appraisal policy and with the ratio of loan principal to value of the collateral as established by independent appraisal generally not to exceed 90%. Loans secured by agricultural equipment typically have terms of up to five years. As of December 31, 2000, agribusiness loans comprised 3.4% of the Bank's loan portfolio.

         CREDIT RISKS. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

         The Bank's loan portfolio is heavily concentrated with real estate loans. With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loans at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. The Bank also faces additional credit risks to the extent that it engages in adjustable rate mortgage loans. In the case of an adjustable rate mortgage loan, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including adjustable rate mortgage loans, is also generally affected by the prevailing level of interest rates.

         With respect to commercial loans, the larger financial institutions are likely to make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the commercial loans of the Bank are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than large borrowers. The commercial loan portfolio of the Bank consists of loans to individual, partnership and corporate borrowers that are primarily located in the Bulloch County area. Accordingly, our commercial borrowers will reflect the diversified businesses of this area, and include services, retail trade and manufacturing firms. The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in the Bulloch County area, and the ability of the Bank's commercial borrowers to properly evaluate and respond to a changing marketplace. In addition, the commercial borrowers of the Bank face risks related specifically to the unique nature of their business. For example, services and retail trade firms may incur risks associated with labor shortages and consumer preference changes, and manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

         Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

         Agribusiness loans, including real estate based loans, crop loans, and equipment loans generally involve more credit risk than residential real estate loans, because of the typically larger loan amount. In addition, payments on loans are dependent upon the successful operation or management of the farm property securing the loan. The success of the loan may also be affected by many factors outside the control of the farm borrower, such as weather, government farm policy, international demand for agricultural products and changing consumer preferences. Weather presents one of the greatest risks, as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with crop insurance which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Bank generally will require its borrowers to obtain crop insurance. Another risk is the uncertainty of government support programs, where support payments are made with the requirement that a farmer leave idle from production certain amounts of farm land. Some farmers rely on the income from support programs to make loan payments, and if these programs were discontinued or significantly changed, cash flow problems or defaults could result. Finally, many farmers are dependent upon a limited number of key individuals whose injury or death may result in an inability to operate the farm.

         LOAN APPROVAL AND REVIEW. The loan approval policies of the Bank provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the Loan Committee. The Bank does not make any loans to directors or executive officers of the Bank unless the loan is approved by the board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

         LENDING LIMITS. The lending activities of the Bank are subject to a variety of lending limits imposed by Georgia law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines of the Georgia Department as an exception to the 15% limit. The Bank's lending limit at December 31, 2000 was $750,000 plus an additional $500,000 for loans which meet the guidelines of the Georgia Department. These limits will increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earnings or losses, among other reasons. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions above these limits.

INVESTMENTS

         As of December 31, 2000, loans comprised approximately 71.1% of the Bank's assets, investment securities comprised approximately 16.3% of the Bank's assets and federal funds sold comprised approximately 3.2% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

ASSET AND LIABILITY MANAGEMENT

         It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure an acceptable composition of asset/liability mix, stability, and leverage of all source of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in real estate, commercial, consumer and agribusiness loans.

         The Bank regards certificates of deposits of $100,000 or more as volatile deposits. The Bank has maintained sufficient liquidity to repay these deposits on maturity. While the Bank does not generally pursue these types of deposits, at times it is profitable to do so and this option is exercised when deemed prudent by management. This accounts for the volatility in this liability category.

         Securities sold subject to repurchase are only done on an exception basis to maintain account relationships. Although the Bank from time to time may enter into repurchase agreements, there currently are no repurchase agreements outstanding. The Bank has available three overnight federal funds purchase lines totaling $13,780,000 which may be used to meet liquidity needs. As of December 31, 2000, the Bank had no balances outstanding under these lines.

         The Bank's asset/liability mix is monitored on a daily basis with a quarterly report reflecting interest sensitive assets and interest sensitive liabilities being prepared and presented to the Bank's board of directors. The objective of this policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the earnings of the Bank.

CORRESPONDENT BANKING

         Correspondent banking involves the providing of services by one bank to another bank, which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including checking collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

EMPLOYEES

         As of December 31, 2000, the Bank had 37 full-time employees. The Company does not have any employees who are not also employees of the Bank.

                           SUPERVISION AND REGULATION

GENERAL

         The following discussion summarizes material elements of the federal and state regulatory framework applicable to the Company and the Bank. This discussion is qualified in its entirety by reference to applicable federal and state statutes and regulations. Furthermore, the statutes and regulations affecting the Company and the Bank may change after the date of this Report, and any such changes may have a material adverse effect on the Company or the Bank.

REGULATION OF THE COMPANY

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the BHC Act and the FICG. As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the FICG, and the regulations of the Federal Reserve and the Georgia Department.

         ACQUISITIONS. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

         o it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

         o it may merge or consolidate with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any acquisition that would result in monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the United States, or that in any other manner would be a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company, and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions.

De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

         ACTIVITIES. The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

         GRAMM-LEACH-BLILEY ACT. The GLB Act implemented major changes in the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminates many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The activities that the GLB Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting securities and limited merchant banking activities.

         To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act (the "CRA"). In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company.

         The GLB Act is considered to be one of the most significant banking laws since Depression-era statutes were enacted. The Company does not believe that the GLB Act will have a material adverse impact on its operations. However, to the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLB Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources than the Company.

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

REGULATION OF THE BANK

         As a state-chartered bank, the Bank is examined and regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the Georgia Department. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting bank is an uninsured bank.

         The Georgia Department regulates all areas of the Bank's banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank is also subject to Georgia banking and usury laws restricting the amount of interest that it may charge in making loans or other extensions of credit. With respect to expansion, the Bank was previously prohibited from establishing branch offices or facilities outside of the county in which its main office was located, with certain exceptions. Georgia law now permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the business of banking in Georgia.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

         At December 31, 2000, the Bank had the requisite capital levels to qualify as "well capitalized."

         FDIC INSURANCE ASSESSMENTS. The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         SAFETY AND SOUNDNESS STANDARDS. The Federal Deposit Insurance Act (the "FDIA"), as amended by FDICIA and the Riegle Community Development and
Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

          Community Reinvestment Act. The Bank is subject to the provisions of the CRA, which requires the FDIC, in connection with its regular examination of the Bank, to assess the Bank's record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

         Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institutions with assets of less than $250 million. The regulations contain the following three evaluation tests:

         o a lending test, which compares the institution's market share of loans in low- and moderate income areas to its market share of loans in its entire service area;

         o a service test, which evaluates the provision of services that promote the availability of credit to low- and moderate-income areas; and

         o an investment test, which evaluates the institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

         Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community investment record. In addition to public disclosure of an institution's CRA assessment, regulatory authorities are required to consider an institution's CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.

         PRIVACY. The GLB Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic means to the consumer.

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal sources of revenues to the Company, including cash flow to pay dividends to its shareholders, are dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders.

         If, in the opinion of a federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be unsafe and unsound banking practice. Under FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Georgia  law  provides  additional   restrictions  on  the  payment  of
dividends by the Bank to the Company. The Bank must have the approval of the Georgia Department to pay cash dividends, unless at the time of such payment:

         o the total classified assets at the most recent examination of the Bank do not exceed 80% of Tier 1 Capital plus allowance for loan losses as reflected at such examination;

         o the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes, but before dividends, for the previous calendar year; and

         o the ratio of Tier 1 Capital to Adjusted Total Assets will not be less than 6%.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies:
(i) a risk-based measure, and (ii) a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or "Tier I capital." The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or "Tier II capital." At December 31, 2000, the Company's consolidated total risk-based capital ratio and its Tier I risk-based capital ratio (i.e., the ratio of Tier I capital to risk-weighted assets) were 11.9% and 10.8%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%. The Company's leverage ratio at December 31, 2000 was 9%.

         The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a tangible Tier I capital leverage ratio (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         The Bank was in compliance with applicable minimum capital requirements as of December 31, 2000. The Company has not been advised by any regulator of any specific minimum capital ratio requirement applicable to it or the Bank.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         o        a bank's loans or extensions of credit to affiliates;

         o        a bank's investment in affiliates;

         o assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

         o the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         o a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

MONETARY POLICY

         The  earnings  of the Bank,  as well the  Company,  will be affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal
Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

ITEM 2.  PROPERTIES
         ----------

         The Company's executive office is located at the Bank's main office, 201 North Main Street, Statesboro, Georgia 30458. The Bank's main office was constructed in 1991 and contains approximately 16,000 square feet. All of the executive officers of the Company and the Bank are located at this facility as are all bookkeeping and computer operations.

         The Bank also has two branches, located at 620 Zetterower Avenue, Statesboro, Georgia and 29 North Parker Avenue, Brooklet, Georgia. The Bank's main office and all branches are owned fee simple with no major encumbrances thereon.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         As of the date of this Report, there are no material legal proceedings to which the Company or any of its properties were subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted for a vote of the Company's shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE COMMON STOCK
         ----------------------------------------------

MARKET FOR COMMON STOCK

         Prior to the acquisition of its common stock by the Company, the Bank's common stock was traded from time to time on an individual basis, but there was no established trading market. There is no established trading market for the Company's common stock, and an active public trading market is not expected to develop in the near future. The approximate number of holders of record of the Company's common stock as of December 31, 2000 was 511.

DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by the Bank to the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

         Dividends are payable with respect to the Bank common stock only when and if declared by the Bank's board of directors. The Bank is restricted in its ability to pay dividends by the FICG, which provides that a bank may not pay dividends when it is insolvent or when the payment thereof would render the bank insolvent or when the declaration or payment would be contrary to any restrictions contained in a bank's articles of incorporation. It then places the following further restrictions on the payment of dividends:

         o dividends may not be declared or paid at any time the Bank does not have paid-in capital and appropriated retained earnings which, in combination, equal at least 20% of its capital stock; and

         o dividends may not be paid without the prior approval of the Georgia Department, if the dividends are in excess of specified amounts fixed by regulation of the Georgia Department.

         With respect to the Company, dividends may be paid out of funds legally available therefor in accordance with the provisions of the Georgia Business Corporation Code (the "GBCC"). Under the GBCC, whether dividends may be paid is determined by implementing two basic tests: an equity insolvency test and a balance sheet test. The equity insolvency test prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business. The balance sheet test prohibits the payment of a dividend if, after giving it effect, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. In addition, the Federal Reserve generally prohibits a bank holding company from paying any dividends on its common stock if at such time its debt to equity ratio is equal to or greater than 30%. Further, the Company's ability to pay dividends is subject to the financial performance of the Bank, which is dependent upon, among other things, the local economy, the success of the bank's lending activities, compliance of the bank with applicable regulations, investment performance and the ability to generate fee income.

         Prior to consummation of the holding company reorganization, the Bank declared annual dividends of $181,300, or $.50 per share in 2000 and 1999.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company was formed on April 25, 2000 in order to become the one bank holding company of the Bank. On April 25, 2000, solely for purposes of facilitating the holding company reorganization, 10 shares of common stock were issued to Leonard E. Herrington for aggregate cash consideration of $10.00. These shares were not registered under the Securities Act of 1933, as amended, in reliance on the exemption set forth in Section 4(2) thereof. These shares were subsequently redeemed by the Company for $1.00 per share in accordance with the terms of the plan of reorganization.

         On November 1, 2000, in connection with effecting a one bank holding company reorganization, and in accordance with the terms of the plan of reorganization, each of the 362,600 outstanding shares of the Bank's common stock were exchanged, on a one for one basis, for 362,600 shares of the Company common stock. These shares were not registered under the Securities Act, in reliance on the exemption set forth in Section 3(a)(12) thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

         This   analysis  has  been   prepared  to  provide   insight  into  the
consolidated financial condition of the Company and to address the factors which the Company believes has affected the Company's results of operations.

         As the holding Company reorganization pursuant to which the Company became the sole shareholder of the Bank became effective November 1, 2000, all financial information for earlier periods relates to the Bank, rather than the Company.

Results of Operations

         The Company and the Bank reported consolidated net income of $1,175,077 ($3.24 earnings per share) for the year ended December 31, 2000 compared to $913,864 ($2.52 earnings per share) for the year ended December 31, 1999 and $701,850 ($1.94 earnings per share) for the year ended December 31, 1998. Net interest income after provision for loan losses was $3,705,878, $3,163,041 and $2,958,301 for the three years ended December 31, 2000, 1999, and 1998, respectively. The provision for loan losses was $170,000, $182,500 and $78,000 for the three years ended December 31, 2000, 1999 and 1998, respectively. Non-interest income totaled $855,776, $752,384 and $703,798 for the three years ended December 31, 2000, 1999 and 1998, respectively and non-interest expenses totaled $2,734,854, $2,488,155 and $2,461,087 for the three years ended December 31, 2000, 1999 and 1998, respectively.

         The Company believes the increase in net income over these periods can be attributed principally to a 30% increase in the loan portfolio, a 16% increase in deposit income and close monitoring of the Company's non-interest expenses. The following table summarizes the results of operations of the Company for the three years ended December 31, 2000.

                                                Years Ended December 31,
                                   --------------------------------------------------
                                       2000                1999                 1998
                                   ----------          ----------          ----------
Interest income                    $7,170,494          $5,787,543          $5,090,155
Interest expense                    3,294,616           2,442,002           2,131,854
                                   ----------          ----------          ----------
Net interest income                 3,875,878           3,345,541           2,958,301
Provision for loan losses             170,000             182,500              78,000
Noninterest income                    855,776             753,384             703,798
Noninterest expenses                2,734,854           2,488,155           2,461,087
                                   ----------          ----------          ----------
Income before taxes                 1,826,800           1,427,270           1,123,012
Income taxes                          651,723             513,406             421,162
                                   ----------          ----------          ----------
  Net income                       $1,175,077          $  913,864          $  701,850
                                   ==========          ==========          ==========

                                                             Years Ended December 31,
                                                    ---------------------------------------
                                                      2000           1999            1998
                                                    -------        -------          -------
Return on assets (net income divided by              1.39%           1.28%           1.17%
  average total assets)
Return on equity (net income divided by             16.76%          14.68%          12.42%
  average equity)
Dividend payout ratio (dividends                    15.40%          19.80%          51.50%
  declared per share divided by diluted
  net income per share)
Equity to assets ratio at December 31                9.04%           9.31%           9.36%
  (average equity divided by average
  total assets)

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 1 - NET INTEREST INCOME AND AVERAGE BALANCES ($ IN THOUSANDS)

                                                         2000                                           1999
                                           ------------------------------------     -----------------------------------------

                                                         Interest        Rate                     Interest             Rate
                                           Average       Income/        Earned/       Average      Income/            Earned/
                                           Balance       Expense         Paid         Balance      Expense             Paid
                                          ---------    ----------      --------     ----------   ----------        ----------


Interest-earning assets:
 Deposits in other banks                 $    25        $     1            4.00%     $    45        $     2           4.44%
 Taxable investment securities            15,952            982            6.16%      11,937            690           5.78%
 Nontaxable investment securities            307             13            4.23%          45              2           4.44%
 Federal funds sold                        3,135            195            6.22%       3,519            180           5.12%
 Total loans                              59,309          5,980           10.08%      50,411          4,916           9.75%
                                         -------        -------        --------      -------        -------         ------
    Total interest-earning assets         78,728          7,171                       65,957          5,790
                                         -------        -------                      -------        -------


    Yield on average
       interest-earning assets                                             9.11%                                      8.78%
                                                                       ========                                    =======


Noninterest-earning assets:
 Cash and due from banks                   2,395                                       2,844
 Premises and equipment                    1,975                                       2,066
 Other real estate owned                     268                                         142
 Interest receivable and other assets      1,694                                       1,513
                                         -------                                     -------
    Total noninterest-earning assets       6,332                                       6,565
                                         -------                                     -------
    TOTAL ASSETS                        $ 85,060                                    $ 72,522
                                         =======                                     =======


Interest-bearing liabilities:
 Demand deposits                        $ 12,651            337            2.66%    $ 11,112        $   274           2.47%
 Savings and time deposits                52,013          2,907            5.59%      42,357          2,136           5.04%
 Federal funds purchased                      17              1            5.88%          39              2           5.13%
 Repurchase agreements                         -              -               -          145              4           2.76%
 Federal Home Loan Bank advances             822             50           6.08%          480             26           5.42%
                                         -------        -------        -------       -------        -------         ------
     Total interest-bearing liabilities   65,503          3,295                       54,133          2,442
                                         -------        -------                      -------        -------

   Cost of average interest-bearing
      liabilities                                                         5.03%                                       4.51%
                                                                       =======                                     =======


Noninterest bearing liabilities:
 Demand deposits                          11,500                                      10,540
 Interest payable and other liabilities      713                                       2,086
                                         -------                                     -------
    Total noninterest-bearing
       liabilities                        12,213                                      12,626
                                         -------                                     -------

    Total liabilities                     77,716                                      66,759
Stockholders' equity                       7,344                                       5,763
                                         -------                                     -------

     Total liabilities and
        stockholders' equity            $ 85,060                                    $ 72,522
                                         =======                                     =======

   Net interest income                                  $ 3,876                                     $ 3,348
                                                         ======                                      ======

   Net yield on interest-earning
        assets                                                            4.92%                                       5.08%
                                                                       =======                                     =======




TABLE 1 - NET INTEREST INCOME AND AVERAGE BALANCES ($ IN THOUSANDS) (continued)


                                          ----------------------------------

                                                      Interest      Rate
                                           Average     Income/     Earned/
                                           Balance     Expense      Paid
                                          ----------  ----------  ----------



Interest-earning assets:
 Deposits in other banks                   $    124    $      8       6.45%
 Taxable investment securities                9,406         525       5.58%
 Nontaxable investment securities                 -           -       0.00%
 Federal funds sold                           2,525         139       5.50%
 Total loans                                 42,452       4,421      10.41%
                                           --------    --------      -----

    Total interest-earning assets            54,507       5,093
                                           --------    --------

    Yield on average
       interest-earning assets                                        9.34%
                                                                     =====


Noninterest-earning assets:
 Cash and due from banks                      2,540
 Premises and equipment                       2,131
 Other real estate owned                         91
 Interest receivable and other assets         1,357
                                           --------

    Total noninterest-earning assets          6,119
                                           --------


    TOTAL ASSETS                           $ 60,626
                                           ========



Interest-bearing liabilities:
 Demand deposits                           $  8,335    $    216       2.59%
 Savings and time deposits                   35,286       1,886       5.34%
 Federal funds purchased                          3           -       0.00%
 Repurchase agreements                        1,003          30       2.99%
 Federal Home Loan Bank advances                 23           -       0.00%
                                            -------     -------       ----
    Total interest-bearing liabilities       44,650       2,132
                                            -------     -------

   Cost of average interest-bearing
      liabilities                                                     4.77%
                                                                      ====


Noninterest bearing liabilities:
 Demand deposits                              9,395
 Interest payable and other liabilities       1,254
                                             ------

    Total noninterest-bearing liabilities    10,649
                                             ------

    Total liabilities                        55,299
                                             ------
Stockholders' equity                          5,327
                                             ------

     Total liabilities and
        stockholders' equity               $ 60,626
                                           ========

   Net interest income                                 $  2,961
                                                       ========


   Net yield on interest-earning
        assets                                                        5.43%
                                                                  ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 2 - RATE/VOLUME VARIANCE ANALYSIS ($ IN THOUSANDS)

         The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. The change in interest attributable to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. The change in interest due to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. Accordingly, changes that are not solely due to volume have been consistently attributed to rate.

                                                                                Years Ended December 31

                                                          1999 Vs 2000                               1998 Vs 1999
                                            ----------------------------------------      ----------------------------------------
                                                      Increase (Decrease)                         Increase (Decrease)
                                                             Due to                                      Due to
                                            ----------------------------------------      ----------------------------------------
                                              Volume          Rate             Net         Volume          Rate            Net
                                             -------        -------         -------       -------         -------        -------
Interest income
   Deposits in other banks                 $     0         $     0         $     0         $    (5)        $     0         $    (5)
   Taxable investment securities               232              62             294             141              24             165
   Nontaxable investment securities             12              (1)             11               0               2               2
   Federal funds sold                          (19)             33              14              55             (14)             41
   Loans                                       868             196           1,064             828            (334)            494
                                           -------         -------         -------         -------         -------         -------
      Total                                  1,093             290           1,383           1,019            (322)            697
                                           -------         -------         -------         -------         -------         -------

Interest expense
   Demand deposits                              39              24              63              72             (14)             58
   Savings and time deposits                   485             286             771             378            (128)            250
   Federal funds purchased                      (1)              0              (1)              0               2               2
   Repurchase agreements                        (4)              0              (4)            (26)              0             (26)
   Federal Home Loan Bank advances              19               5              24               0              26              26
                                           -------         -------         -------         -------         -------         -------
      Total                                    538             315             853             424            (114)            310
                                           -------         -------         -------         -------         -------         -------

Net interest income                        $   555         $   (25)        $   530         $   595         $  (208)        $   387
                                           =======         =======         =======         =======         =======         =======



NET INTEREST INCOME

         Net interest income is the Company's primary source of income. It is the net of income generated by interest earning assets less the interest paid on interest bearing liabilities. Interest earning assets for the Company include loans, investment securities, federal funds sold, and interest earning deposits in other banks. The Company's interest bearing liabilities include deposits, federal funds purchased, and Federal Home Loan Bank advances.

         In 2000, net interest income was $3,875,878, representing an increase of 15.85% as compared to 1999. The average yield on interest earning assets increased to 9.11% in 2000 from 8.78% in 1999, and the average rate paid on interest bearing liabilities increased to 5.03% in 2000 from 4.51% in 1999. The net interest income (net interest income divided by average interest earning assets) decreased to 4.92% in 2000 from 5.08% in 1999. This decrease is primarily attributable to a rising interest rate environment and the Bank being liability sensitive.

         In 1999, net interest income was $3,345,541, representing an increase of 13.1% as compared to 1998. The average yield on interest earning assets decreased to 8.78% in 1999 from 9.34% in 1998, and the average rate paid on interest bearing liabilities decreased to 4.51% in 1999 from 4.77% in 1998. The net interest income (net interest income divided by average interest earning assets) decreased to 5.08% in 1999 from 5.43% in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS

PROVISION FOR LOAN LOSSES

         Credit risk is inherent in the business of making loans. The Bank sets aside an allowance for loan losses through charges to earnings, which charges are reflected in the income statement as the provision for loan losses. The provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management's judgment is adequate to absorb the losses inherent in the Bank's loan portfolio.

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook. The Bank has two principal methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage). At December 31, 2000, the allowance for loan losses was believed to be adequate to provide for potential losses in the loan portfolio.

         The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

         The provision for loan losses was $170,000 for the year ended December 31, 2000, compared to $182,000 for the year ended December 31, 1999. The ratio of the allowance for loan losses to total loans at the end of the period was 1.15% and 1.61% as of December 31, 2000 and 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a range of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds, checks and fees charged for nondeposit services. Table 3 below provides a summary of noninterest income for the years ended December 31, 2000, 1999 and 1998.

TABLE 3 - SOURCES OF NONINTEREST INCOME

                                                For the year ended December 31,
                                           ----------------------------------------
                                             2000            1999            1998
                                           --------        --------        --------
Service charges on deposit accounts        $674,217        $583,132        $557,346
Other service charges and fees              168,062         163,001         120,128
Other income                                 13,497           6,251          26,324
                                           --------        --------        --------
                                           $855,776        $752,384        $703,798
                                           ========        ========        ========


         Noninterest income increased by $103,392 in 2000 or 13.7% compared to 1999. Service charges on deposit accounts increased by $91,085 for the year ended December 31, 2000. The increase in service charges on deposit accounts is due to an increase in charges for insufficient funds.

         Noninterest income increased by $48,586 in 1999 or 6.9% compared to 1998. This was due to an increase in credit life insurance, fees on customer check sales and an increase in Towne Credit fees (accounts receivable system.)

NONINTEREST EXPENSE

         The major components of other expense for the years ended December 31, 2000, 1999 and 1998 are disclosed in Table 4.

TABLE 4 - SOURCES OF NONINTEREST EXPENSE


                                  For the period ended December 31,
                           ----------------------------------------------
                              2000              1999               1998
                           ----------        ----------        ----------

Salary and benefits        $1,310,698        $1,216,923        $1,178,717
Occupancy expense             195,007           184,290           187,140
Equipment expense             218,155           219,121           215,928
Other                       1,010,994           867,821           879,302
                           ----------        ----------        ----------

                           $2,734,854        $2,488,155        $2,461,087
                           ==========        ==========        ==========



         Noninterest expenses increased during 2000 by $246,699 or 9.9% compared to 1999. This increase was primarily due to an increase in other expenses of $148,581, which includes a $61,624 increase in marketing. There was also an increase in other outside consulting fees, supplies and expense on other real estate. In addition, the Bank experienced an increase in salary and benefits expenses of $93,775.

Management's Discussion and Analysis

         Noninterest expenses increased during 1999 by $27,068. This increase was primarily due to an increase of $38,206 in salaries and benefits expenses, which was offset by a decrease of $11,481 in other expenses.

         The overhead ratio of noninterest expense to operating income decreased from 66.96% in 1998 to 57.73% for the year ended December 31, 2000. Management believes that this trend should continue with the monitoring of the noninterest expenses.

ANALYSIS OF FINANCIAL CONDITION

TABLE 5 - AVERAGE ASSET MIX ($ IN THOUSANDS)



                                           For the year ended            For the year ended
                                           December 31, 2000             December 31, 1999
                                        ------------------------      ------------------------
                                         Average                      Average
                                         Balance             %        Balance             %
                                        --------          ------      --------          ------
EARNING ASSETS:
  Loans, net                            $59,309            69.73%     $49,595            69.16%
  Investment securities                  16,259            19.11%      11,982            16.71%
  Federal funds sold                      3,135             3.69%       3,519             4.91%
  Interest-bearing bank balances             25             0.03%          45             0.06%
                                        -------           ------      -------           ------
      Total earning assets               78,728            92.56%      65,141            90.84%
                                        -------           ------      -------           ------


NONEARNING ASSETS:
  Cash and due from banks                 2,395             2.81%       2,844             3.97%
  Property and equipment                  1,975             2.32%       2,066             2.88%
  Other real estate owned                   268             0.32%         142             0.20%
  Other assets                            1,694             1.99%       1,513             2.11%
                                        -------           ------      -------           ------
     Total nonearning assets              6,332             7.44%       6,565             9.16%
                                        -------           ------      -------           ------

     Total assets                       $85,060           100.00%     $71,706           100.00%
                                        =======          ======       =======           ======

         Average earning assets have increased 20.47% from December 31, 1999 to December 31, 2000. Total earning assets represent 92.56% of total average assets at December 31, 2000 compared to 90.84% at December 31, 1999. At December 31, 2000, average loans represented 70.05% of total average assets compared to 69.51% at December 31, 1999. Investments increased from 16.52% in 1999 to 18.91% in 2000. The percent mix of average assets of loans and investments have changed minimally from 1999 to 2000.

LOANS

         TYPES OF LOANS. The loan portfolio is dominated by real estate loans. These loans make up 68% of the total loan portfolio at December 31, 2000. Commercial loans accounted for 19% of the loan portfolio. Such loans are generally made to provide operating lines of credit, to finance the purchase of inventory or equipment and for other business purposes. Consumer loans accounted for 13% of the loan portfolio as of December 31, 2000. Consumer loans are made primarily for vehicle purchases, home improvements, personal needs and overdraft protection. The amount of loans outstanding by type at December 31, 2000 and 1999 is presented in Table 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 6 - LOAN PORTFOLIO SUMMARY ($ IN THOUSANDS)

                                         December 31, 2000            December 31, 1999
                                     ------------------------    ---------------------------
                                     Amount              %         Amount             %
                                    -------           ------      -------           ------
Construction and development        $ 2,721             3.94%     $ 1,043             1.96%
1-4 family residential               19,552            28.32%      14,883            27.94%
5 or more family residential            737             1.07%         959             1.80%
Farmland                              4,306             6.24%       3,836             7.20%
Nonfarm, nonresidential              19,574            28.36%      14,844            27.85%
                                    -------           ------      -------           ------
    Total real estate                46,890            67.93%      35,565            66.76%
Agriculture                           2,311             3.35%       2,127             3.99%
Commercial and industrial            10,503            15.22%       8,134            15.27%
Consumer                              9,289            13.46%       7,369            13.83%
Other                                    30             0.04%          81             0.15%
                                    -------           ------      -------           ------
    Total                           $69,023           100.00%     $53,276           100.00%
                                    =======           ======      =======           ======


         MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES. Total loans as of December 31, 2000 are shown in the following table according to type and maturity classifications of (i) three months or less, (ii) three months to 12 months, (iii) one year to five years, and (iv) over five years.

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 7 - MATURITY SCHEDULE OF LOANS ($ IN THOUSANDS)

                                    Commercial,                                                      Total
                                   Financial and          Real                             -------------------------
                                    Agricultural         Estate          Others            Amount               %
                                       -------          -------          -------          -------             ------
FIXED RATE LOANS:
  Three months or less                 $ 2,445          $10,103          $ 1,587          $14,135              20.49%
  Over three months to
    twelve months                        3,295           11,833            2,717           17,845              25.85%
  Over one year to five
    years                                4,961           20,757            4,865           30,583              44.31%
  Over five years                          305            2,167               71            2,543               3.68%
                                       -------          -------          -------          -------             ------
    Total fixed rate loans              11,006           44,860            9,240           65,106              94.33%
                                       -------          -------          -------          -------             ------

VARIABLE RATE LOANS:
  Three months or less                      94              954                3            1,051               1.52%
  Over three months to
    twelve months                        1,714              806               55            2,575               3.73%
  Over one year to
    five years                            --                222                5              227               0.33%
  Over five years                         --                 48               16               64               0.09%
                                       -------          -------          -------          -------             ------
    Total variable rate loans            1,808            2,030               79            3,917               5.67%
                                       -------          -------          -------          -------             ------

TOTAL LOANS:
  Three months or less                   2,539           11,057            1,590           15,186              22.00%
  Over three months to
    twelve months                        5,009           12,639            2,772           20,420              29.58%
  Over one year to
    five years                           4,961           20,979            4,870           30,810              44.64%
  Over five years                          305            2,215               87            2,607               3.78%
                                       -------          -------          -------          -------             ------
    Total loans                        $12,814          $46,890          $ 9,319          $69,023             100.00%
                                       =======          =======          =======          =======             ======


         Actual repayments of loans may differ from contractual maturities reflected above because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayment of such loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS

         Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures and availability of funds influence interest rates. On average, loans yielded 9.93% for the year ended December 31, 2000 compared to an average yield of 9.75% in 1999.

INVESTMENT SECURITIES

         The Company uses its investment portfolio as a source of income in addition to its loan income and also as a source of liquidity for unexpected deposit decreases.

         The investment portfolio is a conservative portfolio consisting mostly of U.S. government agencies and mortgage-backed securities. In purchasing investments, management not only considers the income to be generated, but also the liquidity needs of the Company. Since all the investments are classified as available for sale, management does have the option to sell securities prior to their maturity if the need arises.

         The investment portfolio was yielding the Company an approximate yield of 6.07% at December 31, 2000 compared to 6.16% at December 31, 1999.

TABLE 8 - INVESTMENT SECURITIES ($ IN THOUSANDS)

         The following table summarizes the maturity of the Bank's investment securities and weighted average yield as December 31, 2000.

                                          In One             One Year          After Five
                                           Year           Through Five           Through          After Ten
                                         or Less              Years             Ten Years            Years                 Total
                                        ---------           ---------           ---------           ---------           ----------
INVESTMENT SECURITIES:
U.S. Government agencies                $   2,498           $   6,673           $     496           $    --             $    9,667
Mortgage-backed securities                     31                 766               2,091               2,341                5,229
State and municipal securities               --                   100                 205                --                    305
Corporate debt securities                    --                  --                   245                --                    245
Other securities                              259                --                  --                  --                    259
                                        ---------           ---------           ---------           ---------           ----------
    Total                               $   2,788           $   7,539           $   3,037           $   2,341           $   15,705
                                        =========           =========           =========           =========           ==========

WEIGHTED AVERAGE YIELDS:
U.S. Government agencies                    5.88%               5.84%               7.51%            --                      6.22%
Mortgage-backed securities                  5.09%               6.78%               6.91%               5.57%                6.46%
State and municipal securities              --                  4.60%               4.39%            --                      4.38%
Corporate debt securities                   --                  --                  7.23%            --                      7.23%
Other securities                            7.32%               --                  --                  --                   7.32%
                                        ---------           ---------           ---------           ---------           ----------
    Consolidated                            6.12%               5.95%               6.72%               5.57%                6.07%
                                        =========           =========           =========           =========           ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 8 - INVESTMENT SECURITIES (CONTINUED)
DECEMBER 31, 1999, AVAILABLE FOR SALE

                                          In One             One Year          After Five
                                           Year           Through Five           Through          After Ten
                                         or Less              Years             Ten Years            Years                 Total
                                        ---------           ---------           ---------           ---------           ----------

INVESTMENT SECURITIES:
U.S. Government agencies                $  --             $   8,221           $     450           $    --             $    8,671
Mortgage-backed securities                  143                 973               1,509               2,908                5,533
State and municipal securities             --                   101                 207                --                    308
Corporate debt securities                  --                  --                   244                --                    244
Other securities                            245                --                  --                  --                    245
                                        -------           ---------           ---------           ---------           ----------
    Total                               $   388           $   9,295           $   2,410           $   2,908           $   15,001
                                        =======           =========           =========           =========           ==========

WEIGHTED AVERAGE YIELDS:
U.S. Government agencies                   --                 5.73%               6.11%                --                  5.75%
Mortgage-backed securities                4.96%               6.62%               6.95%               5.64%                6.19%
State and municipal securities             --                 4.36%               4.38%                --                  4.37%
Corporate debt securities                  --                  --                 7.11%                --                  7.11%
Other securities                          8.25%                --                  --                  --                  8.25%
                                        -------           ---------           ---------           ---------           ----------
    Consolidated                          6.61%               5.90%               6.50%               5.64%                6.16%
                                        =======           =========           =========           =========           ==========


         The following table summarizes the book value and market value and distribution of the Bank's investment securities as of the dates indicated. All securities held at December 31, 2000 and 1999 were categorized as available for sale.

                                                                             December 31,
                                                          2000                                          1999
                                            -------------------------------    -      -----------------------------------
                                            Book Value         Market Value            Book Value            Market Value
                                            ----------         ------------            ----------            ------------
                                                                        (dollars in thousands)
U.S.Government
   securities                                $   9,667          $     9,629            $     8,671            $     8,399
Mortgage-backed
   securities                                    5,229                5,199                  5,533                  5,395
State and municipal
   securities                                      305                  306                    308                    307
Corporate debt
   securities                                      245                  249                    244                    240
Other securities                                   259                  259                    245                    245
                                              --------           ----------             ----------             ----------
Total                                        $  15,705          $    15,642            $    15,001            $    14,586
                                             =========          ===========            ===========            ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS

         Average federal funds sold totaled $3,135,464 for the year ended December 31, 2000 compared to $3,518,536 for 1999. Federal funds were down in 2000 due to an increase in loans. Federal funds is the Company's most liquid asset with the lowest yielding portion of earning assets. Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

DEPOSITS

         The Bank relies on deposits generated in the market area to provide the majority of funds needed by the Company to fund loans and invest in liquid assets. The Bank specifically relies on core deposits as the primary funding source.

         There was an 18.93% increase in total deposits at December 31, 2000 from December 31, 1999. The largest growth was an increase of $5.9 million in NOW accounts. The Bank also has strong noninterest-bearing deposits which represented 14.59% of total deposits at December 31, 2000 and 15.75% at December 31, 1999.

MANAGEMENT's DISCUSSION AND ANALYSIS

         The amounts of deposits classified as to interest-bearing deposits and noninterest-bearing deposits for the periods indicated are presented below.

TABLE 9 - DEPOSIT MIX ($ IN THOUSANDS)


                                                    December 31, 2000                      December 31, 1999
                                             -------------------------------       ------------------------------
                                               Balance                  %            Balance                  %
                                             -----------             ------        -----------             ------
INTEREST-BEARING DEPOSITS:
  Now Accounts                               $12,522,941              14.61%       $ 6,654,225               9.24%
  Money Market                                 6,934,733               8.10%         5,081,692               7.05%
  Savings                                      3,886,834               4.54%         3,623,657               5.03%
  Small denomination certificates             26,958,887              31.47%        24,653,185              34.22%
  Large denomination certificates             22,854,997              26.68%        20,669,910              28.70%
                                             -----------             ------        -----------             ------
    Total interest-bearing deposits           73,158,392              85.40%        60,682,669              84.24%
NONINTEREST-BEARING DEPOSITS                  12,507,292              14.60%        11,350,069              15.76%
                                             -----------             ------        -----------             ------
    Total deposits                           $85,665,684             100.00%       $72,032,738             100.00%
                                             ===========             ======        ===========             ======



         Table 10 provides a maturity schedule for certificates of deposit of $100,000 and over at December 31, 2000.

TABLE 10 - LARGE TIME DEPOSIT MATURITIES

Analysis of time deposits for $100,000 or more at December 31, 2000:

Remaining maturity of three months or less                   $ 5,683,610
Remaining maturity of three through six months                 5,330,243
Remaining maturity six months through twelve months           10,468,854
Remaining maturity over twelve months                          1,372,290
                                                             -----------
  Total time deposits of $100,000 or more                    $22,854,997
                                                             ===========


         Even though the Company has seen a large increase in large deposits, management has not aggressively solicited the more volatile deposits. The strategy of management is to fund loan and investment growth with largely core deposits.

NONPERFORMING AND PROBLEM ASSETS

         There are certain credit risks associated in making loans. Management assesses these risks and attempts to manage them effectively. The Company adheres to internal loan policies and procedures to reduce the risks associated with lending. The policies include officer and customer limits with anything outside the officer's limit being approved by the loan committee. The Company has documentation software in place to help track documentation exceptions by officer.

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 11 - NONPERFORMING ASSETS

         The following table contains information concerning the outstanding balances of nonperforming assets at December 31, 2000 and 1999.

                                                         December 31,
                                                 ---------------------------
                                                    2000              1999
                                                  --------          --------

Nonaccrual loans                                  $466,391          $102,448
Loans past due 90 days or more not included
       in nonaccrual loans                               0                 0
Other real estate owned                              1,983           545,019
                                                  --------          --------
                                                  $468,374          $647,467
                                                  ========          ========


         Nonaccrual loans were .68% and .19% of outstanding loans at December 31, 2000 and 1999, respectively. Other real estate at December 31, 2000 reflects one residential property.

         The reduction in interest income associated with nonaccrual loans as of December 31, 2000 is as follows:

                                                                Total
                                                               -------
          Interest income that would have been
             recorded on nonaccrual loans under
             original terms                                    $14,109
          Interest income that was recorded on
             nonaccrual loans                                    9,747
                                                               -------
          Reduction in interest income                         $ 4,362
                                                               =======

         It is the general policy of the Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, consumer or real estate loan is past due as to principal or interest, and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent.

CREDIT LOSSES

         The allowance for loan losses is established to provide for expected losses in the Company's loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses. Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook. The Company has two methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage). Based on the two methods, the Company believes that the reserve is adequate at this time.

         The provision for loan losses and the activity in the allowance for credit losses are detailed in Table 12.

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 12 - CREDIT LOSSES


                                                                         December 31,
                                                                    2000              1999
                                                                  --------          --------
          Allowance for loan losses at beginning of year          $857,947          $767,285
                                                                  --------          --------

          Loans charged off:
               Real estate - construction                             --                --
               Real estate - mortgage                               35,042              --
               Commercial and agricultural                          39,345            40,187
               Consumer                                            239,148           117,875
                                                                  --------          --------
                    Total loans charged off                        313,535           158,062
                                                                  --------          --------

          Recoveries on loans previously charged off:
               Real estate - construction                             --                --
               Real estate - mortgage                               57,230            26,369
               Commercial and agricultural                            --                  60
               Consumer                                             21,831            39,795
                                                                  --------          --------
                    Total recoveries                                79,061            66,224
                                                                  --------          --------

          Net loans charged off                                    234,474            91,838
                                                                  --------          --------

          Additions to allowance charged to
              operations                                           170,000           182,500
                                                                  --------          --------

          Balance of allowance for loan losses
              at end of year                                       $793,473          $857,947
                                                                  ========          ========

          Ratio of net loans charged off during the
             period  to average loans outstanding
             during the period                                         .39               .18

         Management allocated the reserve for loan losses to specific loan classes as follows:



                                                   December 31,                          December 31,
                                                      2000                                   1999
                                     -------------------------------------      ---------------------------------
                                                              Percent of                               Percent of
                                                               Loans in                                 Loans in
                                                             Category to                              Category to
                                         Amount              Total Losses        Amount               Total Losses
                                         ------              ------------        ------               ------------
Real estate - Construction             $ 23,804                   3%            $ 17,159                   2%
Real estate - Mortgage                  507,823                  64%             557,666                  65%
Commercial and agricultural             150,760                  19%             163,010                  19%
Consumer                                111,086                  14%             120,112                  14%
                                       --------                ----             --------                ----

                                       $793,473                                $857,947
                                       ========                                ========

MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion o f the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

COMMITMENTS AND LINES OF CREDIT

         In the ordinary course of business, the Bank has granted commitments to extend credit and standby letters of credit to approved customers. These commitments are recorded in the financial statements when they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The following table summarizes the commitments outstanding at December 31, 2000 and 1999:

                                                             2000                        1999
                                                       ----------------            ----------------
         Commitments to extend credit                  $      7,257,602            $      5,094,637
         Standby letters of credit                              170,240                     134,765
                                                       ----------------            ----------------
                                                       $      7,427,482            $      5,229,402
                                                       ================            ================

         Commitments to extend credit include unused commitments for open-end lines secured by real estate, marketable securities, accounts receivable, crops, inventory, equipment and personal property. Commitments and standby letters of credit increased by $2.2 million from December 31, 1999 to December 31, 2000, an increase of 42.04%.

LIQUIDITY

         Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs. The Bank manages its liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that the operations of the Bank are not interrupted. While the Bank looks primarily to core deposits as its principal source of liquidity, Federal funds, securities available for sale, maturities of securities, and principal payments on loans are also available to meet the Bank's liquidity needs. Access to funds through relationships with correspondent banks provides an additional source of liquidity. Liquidity needs at the Bank can also be met through loan participations sold to other financial institutions.

         The table below presents the pertinent liquidity balances and ratio for the periods ended December 31, 2000 and 1999.


                                                                         December 31,
                                                       --------------------------------------------------
                                                               2000                         1999
                                                       ---------------------        ---------------------
         Cash and due from banks                           $    5,428,933              $     3,746,213
         Federal funds sold                                $    3,030,000              $     4,680,000
         Investment securities                             $   15,641,669              $    14,585,652
         Time deposits over $100,000
                to total  deposits ratio                              .27                           .29
         Loan to deposit ratio                                        .80                           .73

         Cash and due from banks totaled $5.4 million at December 31, 2000, an increase of 44.9% compared to 1999. Federal funds sold totaled $3.0 million at December 31, 2000, compared to $4.7 million at December 31, 1999, a decrease of 35.3%. Federal funds sold were up in 1999 due to the anticipated liquidity needs for the year 2000. Federal funds are the Bank's most liquid interest earning asset, but provide the lowest yield of earning assets. Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

         At December 31, 2000, the liquidity position of the Bank was considered by management of the Bank to be adequate. Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

ASSET AND LIABILITY MANAGEMENT

         It is the Bank's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability with the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers of the Bank are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.

         The Bank's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the board of directors of the Bank and the Bank's Asset/Liability Committee on a quarterly basis. The objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities schedules to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net income. If the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Bank also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

         The   following   table   summarizes   interest-sensitive   assets  and
liabilities for the Bank as of December 31, 2000.

TABLE 13 - INTEREST RATE SENSITIVITY ($ IN THOUSANDS)

                                                          December 31, 2000 Maturities
                                    ------------------------------------------------------------------------------
                                     1 to 3           4 to 12           13 to 60         Over 60
                                     Months            Months            Months           Months           Total
                                    --------          --------          --------         --------         --------
EARNING ASSETS:
  Loans                             $ 15,186          $ 20,420          $ 30,810         $  2,607         $ 69,023
  Investments                          2,909               393             9,375            2,410           15,087
  Interest-bearing balances
    with banks                            51              --                --               --                 51
  Federal funds sold                   3,030              --                --               --              3,030
                                    --------          --------          --------         --------         --------
    Total                           $ 21,176          $ 20,813          $ 40,185         $  5,017         $ 87,191
                                    ========          ========          ========         ========         ========
INTEREST-BEARING DEPOSITS:
  Now accounts                      $ 12,523              --                --               --           $ 12,523
  Money market                         6,934              --                --               --              6,934
  Savings                              3,887              --                --               --              3,887
  Certificates of deposit             12,427          $ 33,518          $  3,869             --             49,814
                                    --------          --------          --------         --------         --------
    Total                           $ 35,771          $ 33,518          $  3,869             --           $ 73,158
                                    ========          ========          ========         --------         ========

Interest sensitivity gap            $(14,595)         $(12,705)         $ 36,316         $  5,017         $ 14,033
Cumulative interest
  sensitivity gap                   $(14,595)         $(27,300)         $  9,016         $ 14,033         $ 14,033
Ratio of sensitive assets to
  sensitive liabilities                59.20%            62.09%          1038.64%             N/A           119.18%
Cumulative ratio of
  sensitive assets to
  sensitive liabilities                59.20%            60.60%           112.32%          119.18%          119.18%


         As evidenced by the table above, the Bank is cumulatively liability sensitive within one year. Beyond one year, the Bank is cumulatively asset sensitive, and is particularly asset sensitive in the range of one to five years. In a rising interest rate environment, an asset sensitive position (a gap ratio over 100%) is generally more advantageous as earning assets are repriced sooner than the liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap ratio of less than 100%)is generally more advantageous since liabilities are repriced sooner than assets.

CAPITAL ADEQUACY

         The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies. The Bank's capital for regulatory purposes differs from the Bank's equity as determined under generally accepted accounting principles. Generally, "Tier 1" regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while "Tier 2" capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum or Tier 1 and Tier 2 capital. The Bank's capital ratios and the required minimums at December 31, 2000 are shown below:

                                                                        Minimum
                                                                Regulatory Requirement                Actual
                                                                ----------------------                ------

     Total capital to risk adjusted assets.................               8.00                          11.91
     Tier I capital to risk adjusted assets................               4.00                          10.79
     Tier I leverage ratio (to average assets).............               4.00                           9.04


         Total capital of the Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.

EFFECT OF INFLATION

         Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Bank copes with the effects of inflation through effectively managing its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its dividend payout policy relative to its level of net income. The impact of inflation has been minimal to the Bank in recent years.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The audited consolidated financial statements of the Company, including the notes thereto, and the report of Dabbs, Hickman, Hill & Cannon, LLP are included in this Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information appearing under the headings "Election of Directors," "Executive Officers" and "Section 16(a), Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "2001 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on May 24, 2001, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The information appearing under the heading "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information appearing under the heading "Principal Shareholders" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Relationships and Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) EXHIBITS. Periodic reports, registration statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended and the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

           Exhibit No.        Description

               2.1 Plan of Reorganization and Agreement to Merge, dated as of April 25, 2000, by and among the Company, Inc., FMB Interim Corp. and Farmers & Merchants Bank (Incorporated herein by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).

               3.1            Articles of  Incorporation  of FMB Equibanc,  Inc.
                              (Incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).

               3.2 Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).

               10.1           1998 Nonqualified Stock Option Plan.

               10.2           Form of Director Deferred Compensation Agreement.

               10.3* Employment Agreement by and between Farmers & Merchants Bank and Leonard E. Herrington.

               10.4* Employment Agreement by and between Farmers & Merchants Bank and Charles R. Nessmith.

               21.1           Subsidiaries of the Registrant.

*Compensation plan or arrangement required to be listed as an Exhibit to Form 10-KSB.

         (b)      Reports on Form 8-K.
                  -------------------

         None.

                                          FMB EQUIBANC, INC.
                                            AND SUBSIDIARY

                                     CONSOLIDATED FINANCIAL REPORT

                                           DECEMBER 31, 2000




                                          TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
      Independent Auditor's Report                                                               F-2

      Consolidated Balance Sheets                                                                F-3

      Consolidated Statements of Income                                                          F-4

      Consolidated Statements of Changes in Stockholders' Equity                                 F-5

      Consolidated Statements of Cash Flows                                                      F-6

      Notes to Consolidated Financial Statements                                                 F-7

                                            DABBS, HICKMAN, HILL & CANNON, LLP
                                                  Certified Public Accountants

------------------------------------------------------------------------------
                                                      Statesboro, Georgia 30458




                          INDEPENDENT AUDITOR'S REPORT





Board of Directors
FMB Equibanc, Inc.
Statesboro, Georgia 30458


We have audited the accompanying consolidated balance sheets of FMB Equibanc, Inc. and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FMB Equibanc, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




/s/ DABBS, HICKMAN, HILL & CANNON, LLP


January 18, 2001

                                 FMB EQUIBANC, INC. AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS
  -----------------------------------------------------------------------------------------------

                                            A S S E T S

                                                               DECEMBER 31,          DECEMBER 31,
                                                                   2000                  1999
                                                               ------------         ------------
Cash and due from banks                                        $  5,428,933         $  3,746,213
Federal funds sold                                                3,030,000            4,680,000
Investment securities available for sale, at fair value          15,641,669           14,585,652
Loans, less allowance for loan losses of $793,473 and
$ 857,947                                                        68,230,020           52,427,566
Bank premises and equipment, net                                  1,945,026            1,995,330
Accrued interest receivable                                       1,145,236              808,140
Deferred income taxes                                               192,868              339,924
Refundable income taxes                                              29,802                 --
Other assets                                                        325,622              924,054
                                                               ------------         ------------

                 TOTAL ASSETS                                  $ 95,969,176         $ 79,506,879
                                                               ============         ============

                                    L I A B I L I T I E S  A N D
                               S T O C K H O L D E R S'  E Q U I T Y

Deposits
  Demand                                                       $ 12,507,292         $ 11,350,069
  Money market and NOW accounts                                  19,457,674           11,735,917
  Savings                                                         3,886,834            3,623,657
  Time deposits, $100,000 and over                               22,854,997           20,669,910
  Other time deposits                                            26,958,887           24,653,185
                                                               ------------         ------------
                 Total deposits                                  85,665,684           72,032,738

Accrued interest payable                                            349,134              322,087
Income taxes payable                                                   --                 36,104
Federal Home Loan Bank advances                                   2,163,646              474,749
Other liabilities                                                   174,186              229,255
                                                               ------------         ------------
                 Total liabilities                               88,352,650           73,094,933
                                                               ------------         ------------

Commitments and contingent liabilities

Stockholders' equity
  Common stock, $1 par value; authorized 10,000,000
    shares; 362,600 shares issued and outstanding                   362,600              725,200
  Surplus                                                         3,075,660            2,713,060
  Appropriated retained earnings                                  1,561,740            1,561,740
  Unappropriated retained earnings                                2,654,664            1,660,887
  Accumulated other comprehensive income                            (38,138)            (248,941)
                                                               ------------         ------------
                 Total stockholders' equity                       7,616,526            6,411,946
                                                               ------------         ------------

                 TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY                        $ 95,969,176         $ 79,506,879
                                                               ============         ============



The Notes to Financial Statements are an integral part of these statements.

                                  FMB EQUIBANC, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF INCOME
  ---------------------------------------------------------------------------------------------------

                                                                       YEARS ENDED
                                                      -----------------------------------------------
                                                      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                         2000              1999              1998
                                                      ----------        ----------        ----------
INTEREST INCOME
  Interest and fees on loans                          $5,979,620        $4,915,953        $4,421,583
  Interest and dividends on investment
   securities                                            996,340           691,094           524,561
  Interest on federal funds sold                         194,534           180,496           138,931
  Interest on deposits with banks                           --                --               5,080
                                                      ----------        ----------        ----------
        Total interest income                          7,170,494         5,787,543         5,090,155
                                                      ----------        ----------        ----------

INTEREST EXPENSE
  Interest on deposits                                 3,244,256         2,410,650         2,101,521
  Interest on federal funds purchased                        774             2,009               203
  Interest on other borrowings                              --               3,660            30,130
  Interest on Federal Home Loan Bank Advances             49,586            25,683              --
                                                      ----------        ----------        ----------
        Total interest expense                         3,294,616         2,442,002         2,131,854
                                                      ----------        ----------        ----------

NET INTEREST INCOME                                    3,875,878         3,345,541         2,958,301

PROVISION FOR LOAN LOSSES                                170,000           182,500            78,000
                                                      ----------        ----------        ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            3,705,878         3,163,041         2,880,301
                                                      ----------        ----------        ----------

NONINTEREST INCOME
  Service charges on deposit accounts                    674,217           583,132           557,346
  Other service charges, commissions, and fees           168,062           163,001           120,128
  Other                                                   13,497             6,251            26,324
                                                      ----------        ----------        ----------
        Total noninterest income                         855,776           752,384           703,798
                                                      ----------        ----------        ----------

NONINTEREST EXPENSES
  Salaries and employee benefits                       1,310,698         1,216,923         1,178,717
  Occupancy expense                                      195,007           184,290           187,140
  Equipment expense                                      218,155           219,121           215,928
  Loss on sale of investment securities                     --               5,408              --
  Other                                                1,010,994           862,413           879,302
                                                      ----------        ----------        ----------
        Total noninterest expenses                     2,734,854         2,488,155         2,461,087
                                                      ----------        ----------        ----------

INCOME BEFORE INCOME TAXES                             1,826,800         1,427,270         1,123,012

INCOME TAXES                                             651,723           513,406           421,162
                                                      ----------        ----------        ----------
NET INCOME                                            $1,175,077        $  913,864        $  701,850
                                                      ==========        ==========        ==========


EARNINGS PER SHARE                                    $     3.24        $     2.52        $     1.94
                                                      ==========        ==========        ==========
AVERAGE SHARES OUTSTANDING                               362,600           362,600           362,600
                                                      ==========        ==========        ==========


The Notes to Financial Statements are an integral part of these statements.

                                     FMB EQUIBANC, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
  ---------------------------------------------------------------------------------------------------------



                                                                    Common Stock
                                                              -------------------------
                                                                 Shares        Par Value          Surplus
                                                              -----------     -----------      -----------
Balance, January 1, 1998, as originally reported                  362,600     $   725,200      $ 2,713,060

Effect of pooled merger                                              --          (362,600)         362,600
                                                              -----------     -----------      -----------
Balance, January 1, 1998, as restated                             362,600         362,600        3,075,660

Comprehensive income
  Net income                                                         --              --               --
  Other comprehensive income, net of tax
    Change in unrealized losses on investment securities
     available for sale, net of deferred tax of $23,813              --              --               --

          Total comprehensive income

Cash dividends declared, $1.00 per share on 362,600 share            --              --               --
                                                              -----------     -----------      -----------
Balance, December 31, 1998                                        362,600         362,600        3,075,660

Transfers                                                            --              --               --

Comprehensive income
  Net income                                                         --              --               --
  Other comprehensive income, net of tax
    Change in unrealized losses on investment securities
     available for sale, net of deferred tax of $145,512             --              --               --
    Less: reclassification adjustment                                --              --               --

          Total comprehensive income

Cash dividends declared, $.50 per share on 362,600 shares            --              --               --
                                                              -----------     -----------      -----------
Balance, December 31, 1999                                        362,600         362,600        3,075,660

Comprehensive income
  Net income                                                         --              --               --
  Other comprehensive income, net of tax
    Change in unrealized losses on investment securities
     available for sale, net of deferred tax of $140,535             --              --               --

          Total comprehensive income

Cash dividends declared, $.50 per share on 362,600 shares            --              --               --
                                                              -----------     -----------      -----------
Balance, December 31, 2000                                        362,600     $   362,600      $ 3,075,660
                                                              ===========     ===========      ===========

                                     FMB EQUIBANC, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                (CONTINUED)
  ---------------------------------------------------------------------------------------------------------


                                                                                             Accumulated
                                                              Appropriated   Unappropriated      Other
                                                                Retained        Retained      Comprehensive
                                                                Earnings        Earnings         Income            Total
                                                              -----------     -----------      -----------      -----------
Balance, January 1, 1998, as originally reported              $   561,740     $ 1,589,073      $   (53,299)     $ 5,535,774

Effect of pooled merger                                              --              --               --               --
                                                              -----------     -----------      -----------      -----------
Balance, January 1, 1998, as restated                             561,740       1,589,073          (53,299)       5,535,774

Comprehensive income
  Net income                                                         --           701,850             --            701,850
  Other comprehensive income, net of tax
    Change in unrealized losses on investment securities
     available for sale, net of deferred tax of $23,813              --              --             35,721           35,721

                                                                                                               -----------
          Total comprehensive income                                                                                737,571

Cash dividends declared, $1.00 per share on 362,600 share            --          (362,600)            --           (362,600)
                                                              -----------     -----------      -----------      -----------
Balance, December 31, 1998                                        561,740       1,928,323          (17,578)       5,910,745

Transfers                                                       1,000,000      (1,000,000)            --               --

Comprehensive income
  Net income                                                         --           913,864             --            913,864
  Other comprehensive income, net of tax
    Change in unrealized losses on investment securities
     available for sale, net of deferred tax of $145,512             --              --           (218,269)        (218,269)
    Less: reclassification adjustment                                --              --            (13,094)         (13,094)

                                                                                                               -----------
          Total comprehensive income                                                                                682,501

Cash dividends declared, $.50 per share on 362,600 shares            --          (181,300)            --           (181,300)
                                                              -----------     -----------      -----------      -----------
Balance, December 31, 1999                                      1,561,740       1,660,887         (248,941)       6,411,946

Comprehensive income
  Net income                                                         --         1,175,077             --          1,175,077
  Other comprehensive income, net of tax
    Change in unrealized losses on investment securities
     available for sale, net of deferred tax of $140,535             --              --            210,803          210,803
                                                                                                               -----------
          Total comprehensive income                                                                              1,385,880

Cash dividends declared, $.50 per share on 362,600 shares            --          (181,300)            --           (181,300)
                                                              -----------     -----------      -----------      -----------

Balance, December 31, 2000                                    $ 1,561,740     $ 2,654,664      $   (38,138)     $ 7,616,526
                                                              ===========     ===========      ===========      ===========



The Notes to  Financial  Statements  are an integral  part of these statements.

                                         FMB EQUIBANC, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
  ---------------------------------------------------------------------------------------------------------------

                                                                               YEARS ENDED
                                                          -------------------------------------------------------
                                                            DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                                2000                1999                 1998
                                                           ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $  1,175,077         $    913,864         $    701,850
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                 170,000              182,500               78,000
      Depreciation                                              197,562              212,756              207,766
      (Gain) loss on disposal of assets                            --                  5,408               (5,298)
      Deferred income taxes                                       6,520              (31,096)              15,082
      Other, net                                                (13,356)               7,645               18,442
      Increase in operating assets:
        Accrued interest receivable                            (337,096)             (41,615)             (50,835)
        Refundable income taxes                                 (29,802)                --                   --
        Other assets                                             55,396             (539,846)            (203,559)
      Increase (decrease) in operating liabilities:
        Accrued interest payable                                 27,047               61,436               50,120
        Income taxes payable                                    (36,104)             (64,040)              (2,550)
        Other liabilities                                       (55,069)              29,434               51,533
                                                           ------------         ------------         ------------
          Net cash provided by operating activities           1,160,175              736,446              860,551
                                                           ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold               1,650,000             (663,000)          (2,477,000)
  Purchases of investment securities available
    for sale                                                 (2,173,949)          (9,408,803)          (6,454,087)
  Proceeds from sale of investment securities
    available for sale                                             --                894,406                 --
  Matured or redeemed investment securities
    available for sale                                        1,482,627            3,562,548            6,272,123
  Matured or redeemed investment securities held
    to maturity                                                    --                500,000            1,000,000
  Net increase in loans                                     (15,958,102)          (9,830,769)          (4,462,455)
  Additions to bank premises and equipment                     (147,258)             (60,461)            (326,127)
  Proceeds from assets and other real estate                    528,684               93,161              523,846
                                                           ------------         ------------         ------------
          Net cash used by investing activities             (14,617,998)         (14,912,918)          (5,923,700)
                                                           ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                   13,632,946           14,838,696            5,584,011
  Increase (decrease) in Federal Home
    Loan Bank advances                                        1,688,897              (10,251)             485,000
  Net increase (decrease) in other borrowings                      --             (1,133,366)              45,727
  Dividends paid                                               (181,300)            (181,300)            (407,925)
                                                           ------------         ------------         ------------
          Net cash provided (used) by financing
            activities                                       15,140,543           13,513,779            5,706,813
                                                           ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND
  DUE FROM BANKS                                              1,682,720             (662,693)             643,664

CASH AND DUE FROM BANKS, JANUARY 1                            3,746,213            4,408,906            3,765,242
                                                           ------------         ------------         ------------

CASH AND DUE FROM BANKS, DECEMBER 31                       $  5,428,933         $  3,746,213         $  4,408,906
                                                           ============         ============         ============

The Notes to Financial  Statements  are an integral  part of these statements.

                        FMB EQUIBANC, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

FMB Equibanc, Inc. (the Company) was incorporated in Georgia on April 25, 2000 for the purpose of reorganizing Farmers and Merchants Bank (the Bank) into a one-bank holding company.

Business Combinations
---------------------

In business combinations accounted for as pooling of interests, the financial position and results of operations and cash flows of the respective companies are restated as though the companies were combined for all historical periods.

Nature of Operations
--------------------

The Company is a one-bank holding company with the Bank as its only subsidiary. The Bank conducts its banking operations through its main office and a branch office in Statesboro, Georgia and a branch office in Brooklet, Georgia.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and Farmers and Merchants Bank. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in previous years have been reclassified to conform to the current year's presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

Cash and Cash Equivalents
-------------------------

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

Investment Securities
---------------------

Debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available for sale and are carried at fair value. Unrealized gains and losses, net of tax, on securities available for sale are reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable,

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities
---------------------

are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific identification method. Declines in the fair value of individual securities held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Allowance for Loan Losses
-------------------------

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.
Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Interest Income on Loans
------------------------

Interest on loans is accrued and credited to income based on the principal amount outstanding. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both interest and principal.

Bank Premises and Equipment
---------------------------

Bank premises and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets which range from 3 to 40 years.

Foreclosed Real Estate
----------------------

At the time of the foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in operations.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $111,952, $50,223 and $40,613,
respectively.

Income Taxes
------------

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available for sale securities, allowance for loan losses, deferred compensation and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share
------------------

Earnings per share of common stock is computed by dividing net income by the weighted average number of shares outstanding during the year.

Off-Balance Sheet Financial Instruments
---------------------------------------

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

NOTE 2 - BUSINESS COMBINATION
On November 1, 2000, the Bank reorganized into a one-bank holding company structure, becoming a wholly owned subsidiary of the Company. The reorganization was accomplished through the merger of FMB Interim Corp., a Georgia Corporation and a wholly owned subsidiary of the Company ("Interim"), with and into the Bank, under the charter of the Bank and with the name of the Bank. Each outstanding share of Farmers and Merchants Bank's common stock was converted into and exchanged for one share of the Company's common stock. The merger was accounted for as a pooling of interests, and accordingly, all historical financial information for the Company has been restated to include Farmers and Merchants Bank's historical information for all periods presented herein.

NOTE 3 - INVESTMENT SECURITIES
Investment securities have been classified according to management's intent. The amortized cost and fair values of investment securities are as follows:

                                                                   Gross              Gross
                                              Amortized         Unrealized         Unrealized
                                                Cost               Gains              Losses          Fair Value
                                             -----------        -----------        -----------        -----------
SECURITIES AVAILABLE FOR SALE

December 31, 2000:
U. S. government agencies obligations        $ 9,667,225        $    22,741        $    60,527        $ 9,629,439
Mortgage-backed securities                     5,229,478             42,661             73,153          5,198,986
State and municipal securities                   305,094                645                 20            305,719
Corporate debt securities                        244,911              4,089               --              249,000
Other securities                                 258,525               --                 --              258,525
                                             -----------        -----------        -----------        -----------
                                             $15,705,233        $    70,136        $   133,700        $15,641,669
                                             ===========        ===========        ===========        ===========

December 31, 1999:
U. S. government agencies obligations        $ 8,670,258               --          $   271,555        $ 8,398,703
Mortgage-backed securities                     5,532,940        $       876            138,510          5,395,306
State and municipal securities                   307,953               --                1,210            306,743
Corporate debt securities                        244,078               --                4,503            239,575
Other securities                                 245,325               --                 --              245,325
                                             -----------        -----------        -----------        -----------
                                             $15,000,554        $       876        $   415,778        $14,585,652
                                             ===========        ===========        ===========        ===========

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENT SECURITIES (CONTINUED)
The scheduled maturities of securities available for sale at December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Securities Available for Sale
                                            ------------------------------
                                             Amortized            Fair
                                               Cost               Value
                                            -----------        -----------
Due in one year or less                     $ 2,498,002        $ 2,495,350
Due from one year through five years          7,719,228          7,688,808
                                            -----------        -----------
                                             10,217,230         10,184,158
Mortgage-backed securities                    5,229,478          5,198,986
Other securities                                258,525            258,525
                                            -----------        -----------
                                            $15,705,233        $15,641,669
                                            ===========        ===========


There were no sales of investment securities during 2000. Proceeds from sales of investment securities available for sale during 1999 were $894,406.

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB) and is required to maintain a minimum stock holding in FHLB stock. Each member's required minimum holding of FHLB stock is calculated annually by the FHLB. The investment in FHLB stock is carried at cost, which represents fair value. The carrying value of FHLB stock included in other securities at December 31, 2000 and 1999 is $209,100 and $195,900, respectively.

Investment securities with a carrying amount of approximately $11,321,646 and $5,083,866 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits as required or permitted by law.

NOTE 4 - LOANS
Major classifications of loans are as follows:

                                          2000                 1999
                                      ------------         ------------
Commercial                            $ 12,813,884         $ 10,314,049
Commercial real estate                  23,879,689           18,689,927
Residential real estate                 18,443,744           15,058,519
Real estate construction                 2,720,870            1,042,687
Consumer and other installment          11,135,456            8,151,996
Overdrafts                                  29,850               28,335
                                      ------------         ------------
        Total loans                     69,023,493           53,285,513
Allowance for loan losses                 (793,473)            (857,947)
                                      ------------         ------------
        Loans, net                    $ 68,230,020         $ 52,427,566
                                      ============         ============

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - LOANS (CONTINUED)
Loans on which the accrual of interest has been discontinued or reduced amounted to $466,391, $102,448 and $135,722 at December 31, 2000, 1999 and 1998,
respectively.  If interest on those loans had been  accrued,  such income  would
have  approximated   $9,747,   $2,240  and  $2,382  for  2000,  1999  and  1998,
respectively.

Changes in the allowance for loan losses were as follows:

                                          2000              1999              1998
                                       ---------         ---------         ---------
Balance, beginning of year             $ 857,947         $ 767,285         $ 723,635
Provision charged to operations          170,000           182,500            78,000
Loans charged off                       (313,535)         (158,062)         (163,400)
Recoveries                                79,061            66,224           129,050
                                       ---------         ---------         ---------
Balance, end of year                   $ 793,473         $ 857,947         $ 767,285
                                       =========         =========         =========



NOTE 5 - BANK PREMISES AND EQUIPMENT
Major classifications of these assets are summarized as follows:

                                    2000                1999
                                -----------         -----------
Land                            $   320,992         $   320,992
Buildings                         2,296,453           2,211,967
Furniture and equipment           1,221,792           1,159,915
                                -----------         -----------
        Total cost                3,839,237           3,692,874
Accumulated depreciation         (1,894,211)         (1,697,544)
                                -----------         -----------
        Net book value          $ 1,945,026         $ 1,995,330
                                ===========         ===========



Depreciation expense amounted to $197,562, $212,756 and $207,766 for 2000, 1999 and 1998, respectively.

Certain facilities and equipment are leased under various operating leases. Rental expense for 2000, 1999 and 1998 was $16,788, $16,414 and $21,922,
respectively.

NOTE 6 - DEPOSITS
At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

               2001        $45,944,848
               2002          3,456,795
               2003            412,241
                           -----------
                           $49,813,884
                           ===========

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
The Federal Home Loan Bank Advances at December 31, 2000 consists of a Community Investment Program (CIP) advance taken on December 10, 1998, payable in monthly installments, including interest at 5.48 percent, through December 10, 2008 and a short term advance taken on October 17, 2000, payable on April 17, 2001, including interest at 6.82 percent. The advances are collateralized by the Company's wholly owned residential (1-4 units) first mortgage loan portfolio.

Maturities of the advances for each of the next five years and in the aggregate are as follows:

               Year ending December 31
               ------------------------
               2001                                      $1,712,024
               2002                                          13,021
               2003                                          14,102
               2004                                          15,273
               2005                                          16,540
               Later years                                  392,686
                                                         ----------
                                                         $2,163,646
                                                         ==========



NOTE 8 - INCOME TAXES
The provision for income taxes consists of the following:

                                        2000             1999            1998
                                     ---------        ---------       ---------
Current:
   Federal                           $ 578,506        $ 507,007       $ 406,080
   State                                66,697           37,495            --
                                     ---------        ---------       ---------
                                       645,203          544,502         406,080
                                     ---------        ---------       ---------

Deferred:
   Federal                               5,541          (44,832)        (29,485)
   State                                   979           13,736          44,567
                                     ---------        ---------       ---------
                                         6,520          (31,096)         15,082
                                     ---------        ---------       ---------

            Total income taxes       $ 651,723        $ 513,406       $ 421,162
                                     =========        =========       =========

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES (CONTINUED)
A reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows:

                                                2000                             1999                               1998
                                    --------------------------       --------------------------       ---------------------------
Tax based on statutory rate         $ 621,112            34.0%       $ 485,272            34.0%       $ 381,824            34.0%
Effect of tax-exempt income            (4,151)           (0.2)          (1,547)           (0.1)            (778)           (0.1)
Dividends received deduction           (4,614)           (0.3)          (4,911)           (0.3)          (4,577)           (0.4)
Nondeductible expenses                  6,407             0.4            7,941             0.5            6,025             0.5
Other, net                            (34,707)           (1.9)         (24,580)           (1.7)          (5,899)           (0.5)
                                    ---------          ------        ---------          ------        ---------          ------
                                    $ 584,047            32.0%       $ 462,175            32.4%       $ 376,595            33.5%
                                    =========          ======        =========          ======        =========          ======



The components of the deferred income tax asset are as follows:

                                                     2000              1999
                                                  ---------         ---------
          Deferred tax liabilities                $ (84,745)        $ (98,936)
          Deferred tax assets                       277,613           438,860
                                                  ---------         ---------
                    Net deferred tax asset        $ 192,868         $ 339,924
                                                  =========         =========



NOTE 9 - PROFIT SHARING PLAN
The Bank participates in a 401(k) profit sharing plan. All employees of the Bank who meet age and employment tenure qualifications specified in the plan are eligible to participate. The Bank can contribute to the plan out of the net income such amount as may be determined and authorized by the Board of Directors, but in no year shall the total contributed exceed 15 percent of the total compensation paid to employees who are eligible to participate for that year. Participants may make voluntary contributions by payroll deduction or cash payment. The Bank matches voluntary contributions made by participants up to 4 percent of the participant's total compensation. Including matching contributions, the Bank contributed $25,929, $19,460 and $26,579 to the plan for 2000, 1999 and 1998, respectively.

NOTE 10 - DEFERRED COMPENSATION AGREEMENTS
The Bank has entered into deferred compensation agreements with certain directors of the Bank to defer portions of their director fees and to receive equal monthly installments for 120 consecutive months after a certain retirement age (age 65 in most instances). If the director dies before retirement age, the monthly benefit will be paid to the director's designated beneficiary beginning the month following the death of the director. Should the director die after retirement age before receiving the entire 120 monthly installments, the remaining monthly installments will be paid to the director's designated beneficiary. The Bank is currently funding the deferred compensation agreements with annuity contracts on each participating director. Annuity contracts with a present value of approximately $68,250 and $164,978 are included in other assets at December 31, 2000 and 1999, respectively. A deferred compensation liability has been set up which approximates the present value of the future payments related to service rendered to date. The deferred compensation liability at December 31, 2000 and 1999, was $61,865 and $151,600, respectively.

MB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - RELATED PARTY TRANSACTIONS
At December 31, 2000 and 1999, certain employees, officers, directors, significant stockholders, and their affiliates (related parties) were indebted to the Bank in the aggregate amount of $1,667,175 and $1,308,997, respectively. During 2000, new loans to such related parties amounted to $972,629 and repayments amounted to $614,451.

During the years ended December 31, 2000, 1999 and 1998, approximately $15,400, $7,400 and $6,800, respectively, in legal fees were paid to a legal firm in which one of the directors is a partner.

During the years ended December 31, 2000, 1999 and 1998, approximately $11,100, $11,600 and $44,600, respectively, in insurance premiums were paid to an insurance agency in which one of the directors is a partner.

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
In the normal course of business, the Bank has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. Those financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                                                 2000               1999
                                              ----------        ----------
          Commitments to extend credit        $7,257,602        $5,094,637
          Standby letters of credit              170,240           134,765
                                              ----------        ----------
                                              $7,427,842        $5,229,402
                                              ==========        ==========


The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments is as follows:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, crops, inventory, equipment and personal property.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2000, the Bank had unused federal funds lines of credit totaling $1,800,000 with correspondent banks.

During 1995, the Bank entered into a data processing agreement with a computer service center. The agreement is for a three-year term expiring April, 1998 and includes automatic renewal for the same term unless terminated within 180 days prior to the expiration date. Monthly fees for the data processing service vary based on required services, but average approximately $8,000 each month. Total fees paid in 2000, 1999 and 1998 were approximately $101,000, $86,000 and $82,000, respectively.

NOTE 14 - CONCENTRATIONS OF CREDIT
All of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area which is primarily Bulloch County, Georgia and surrounding counties. The concentrations of credit by type of loan are set forth in Note 4. The Bank has the practice of maintaining cash balances in excess of federally insured limits with correspondent banks.

NOTE 15 - DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS
Cash paid during the year for interest and income taxes was as follows:

                                 2000              1999               1998
                              ----------        ----------        ----------

          Interest            $3,267,569        $2,380,566        $2,081,734
          Income taxes           709,287           611,864           408,630





Noncash investing activities for 2000, 1999 and 1998 included an increase (decrease) in the unrealized loss on investment securities available for sale of $(351,338), $363,781 and $(59,534).

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 16 - REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and Tier I capital to average total assets (as defined). Management believes, as of December 31, 2000, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Department of Banking and Finance categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risked-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's prompt corrective action category.

The Company's actual capital amounts and ratios are also presented in the table.

                                                                         (000's Omitted)
                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                         For Capital                Prompt Corrective
                                               Actual                  Adequacy Purposes            Action Provisions
                                         --------------------        --------------------         ---------------------
                                         Amount        Ratio         Amount         Ratio          Amount         Ratio
                                         ------        -----         ------         -----          ------         -----
As of December 31, 2000:
  Total Capital
    (to Risk Weighted Assets)            $8,448        11.91%         $5,673         8.00%         $7,091        10.00%
  Tier I Capital
    (to Risk Weighted Assets)             7,655        10.79%          2,837         4.00%          4,255         6.00%
  Tier I Capital
    (to Average Assets)                   7,655         9.04%          3,387         4.00%          5,081         6.00%
As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)             7,386        12.74%          4,640         8.00%          5,800        10.00%
  Tier I Capital
    (to Risk Weighted Assets)             6,661        11.49%          2,320         4.00%          3,480         6.00%
  Tier I Capital
    (to Average Assets)                   6,661         9.31%          2,862         4.00%          4,292         6.00%

Financial Statements for FMB Equibanc, Inc.
FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 17 - APPROPRIATED RETAINED EARNINGS
Appropriated retained earnings at December 31, 2000 represent retained earnings designated by the Company's board of directors as unavailable for dividends.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FMB EQUIBANC, INC.

Dated:  March 27, 2001                      By:/s/ Leonard E. Herrington
                                               -------------------------
                                                 Leonard E. Herrington
                                                 President and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

               Signature                                               Title                                      Date
               ---------                                               -----                                      ----

/s/ Leonard E. Herrington                                     Director, President and                        March  27, 2001
---------------------------------
Leonard E. Herrington                                         Chief Executive Officer
                                                           (principal executive officer)

/s/ Sheryl M. Swint                                                   Secretary,                             March  27, 2001
---------------------------------                               Assistant Vice President
Sheryl M. Swint                                              (principal financial and
                                                                accounting officer)

/s/ Frank C. Rozier                                     Chairman of the Board of Directors                   March  27, 2001
---------------------------------
Frank C. Rozier

/s/ Leonard H. Blount                                                Director                                March  27, 2001
---------------------------------
Leonard H. Blount

/s/ F. Wendell Brannen                                               Director                                March  27, 2001
---------------------------------
F. Wendell Brannen

                                                                     Director
---------------------------------
R. Earl Dabbs

                                                                     Director
---------------------------------
Gerald M. Edenfield


/s/ Charles R. Nessmith                                              Director                                March  27, 2001
---------------------------------
Charles R. Nessmith

/s/ William R. Smith                                                 Director                                March  27, 2001
---------------------------------
William R. Smith

                                                                     Director
---------------------------------
Billy G. Tyson

                                  EXHIBIT INDEX

           Exhibit No.        Description
           -----------        -----------

               10.1           1998 Nonqualified Stock Option Plan.

               10.2           Form of Director Deferred Compensation Agreement.

               10.3 Employment Agreement by and between Farmers & Merchants Bank and Leonard E. Herrington.

               10.4 Employment Agreement by and between Farmers & Merchants Bank and Charles R. Nessmith.

               21.1           Subsidiaries of the Registrant.