Form 10QSB
period 2001-03-31
FMB EQUIBANC INC
filed 2001-05-15
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                          Commission File No. 000-32399

                               FMB EQUIBANC, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Georgia                                   58-2582553
    -----------------------             --------------------------------------
    (State of Incorporation)            (I.R.S. Employer Identification Number)


                201 North Main Street
                 Statesboro, Georgia                         30458
      (Address of Principal Executive Offices)             (Zip Code)


                               (912) 489-2600
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)




Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                          Outstanding at March 31, 2001
             ------                         -----------------------------
Common Stock, $1.00 par value                         362,600


Transitional Small Business Disclosure Format (check one):

 Yes |_|   No |X|

                       FMB EQUIBANC, INC. AND SUBSIDIARIES

                                      INDEX

PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements
                    Condensed Consolidated Balance Sheets as of
                       March 31, 2001 (Unaudited) and December 31, 2000                               1

                    Condensed Consolidated Statements of Income and
                       Comprehensive Income (Unaudited) for the Three
                       Months ended March 31, 2001 and 2000                                           2

                    Condensed Consolidated Statements of Cash Flows
                       (Unaudited) for the Three months ended March 31, 2001
                        and 2000                                                                      3

                    Notes to Condensed Consolidated Financial Statements                              4

         Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                            5

PART II  OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                                 10

                 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    FMB EQUIBANC, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------

                               A S S E T S

                                                            (UNAUDITED)
                                                             MARCH 31,       DECEMBER 31,
                                                                2001             2000
                                                            ------------     ------------
Cash and due from banks                                     $  2,303,222     $  5,428,933
Federal funds sold                                             1,388,000        3,030,000
Investment securities available for sale, at fair value       14,601,065       15,641,669
Loans, less allowance for loan losses of $909,588 and
   $ 793,473                                                  71,260,846       68,230,020
Bank premises and equipment, net                               1,988,211        1,945,026
Accrued interest receivable                                    1,074,211        1,145,236
Other assets                                                     508,585          548,292
                                                            ------------     ------------

                 TOTAL ASSETS                               $ 93,124,140     $ 95,969,176
                                                            ============     ============

                       L I A B I L I T I E S  A N D
                    S T O C K H O L D E R  S'   E Q U I T Y

Deposits

  Demand                                                    $ 12,200,160     $ 12,507,292
  Money market and NOW accounts                               15,527,421       19,457,674
  Savings                                                      4,082,219        3,886,834
  Time deposits, $100,000 and over                            25,126,253       22,854,997
  Other time deposits                                         27,091,439       26,958,887
                                                            ------------     ------------
                Total deposits                                84,027,492       85,665,684

Federal Home Loan Bank advances                                  460,730        2,163,646
Other liabilities                                                669,738          523,320
                                                            ------------     ------------
                 Total liabilities                            85,157,960       88,352,650
                                                            ------------     ------------

Commitments and contingent liabilities

Stockholders' equity
  Common stock, $1 par value; authorized 10,000,000
    shares; 362,600 shares issued and outstanding                362,600          362,600
  Surplus                                                      3,075,660        3,075,660
  Appropriated retained earnings                               1,561,740        1,561,740
  Unappropriated retained earnings                             2,900,152        2,654,664
  Accumulated other comprehensive income                          66,028          (38,138)
                                                            ------------     ------------
                 Total stockholders' equity                    7,966,180        7,616,526
                                                            ------------     ------------

                 TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY                     $ 93,124,140     $ 95,969,176
                                                            ============     ============


     See accompanying notes to condensed consolidated financial statements.

                        FMB EQUIBANC, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                              (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                      MARCH 31,        MARCH 31,
                                                        2001             2000
                                                     -----------     -----------
INTEREST INCOME
  Interest and fees on loans                         $ 1,759,520     $ 1,314,190
  Interest and dividends on investment
   securities                                            243,254         241,012
  Interest on federal funds sold                          27,106         108,154
                                                     -----------     -----------
        Total interest income                          2,029,880       1,663,356
                                                     -----------     -----------

INTEREST EXPENSE
  Interest on deposits                                   974,887         727,806
  Interest on Federal Home Loan Bank Advances             13,323           6,466
                                                     -----------     -----------
        Total interest expense                           988,210         734,272
                                                     -----------     -----------
NET INTEREST INCOME                                    1,041,670         929,084

PROVISION FOR LOAN LOSSES                                 75,000          30,000
                                                     -----------     -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              966,670         899,084
                                                     -----------     -----------

NONINTEREST INCOME
  Service charges on deposit accounts                    188,833         159,696
  Other service charges, commissions, and fees            38,774          43,747
                                                     -----------     -----------
        Total noninterest income                         227,607         203,443
                                                     -----------     -----------

NONINTEREST EXPENSES
  Salaries and employee benefits                         379,451         308,277
  Occupancy expense                                       47,322          47,918
  Equipment expense                                       35,761          49,636
  Other                                                  278,300         210,617
                                                     -----------     -----------
        Total noninterest expenses                       740,834         616,448
                                                     -----------     -----------

INCOME BEFORE INCOME TAXES                               453,443         486,079

INCOME TAXES                                             162,630         180,163
                                                     -----------     -----------

NET INCOME                                               290,813         305,916

OTHER COMPREHENSIVE INCOME
  Change in unrealized gain (loss) on investment
    securities available for sale                        104,166         (12,154)
                                                     -----------     -----------

COMPREHENSIVE INCOME                                 $   394,979     $   293,762
                                                     ===========     ===========

EARNINGS PER SHARE                                   $      0.80     $      0.84
                                                     ===========     ===========

AVERAGE SHARES OUTSTANDING                               362,600         362,600
                                                     ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                              FMB EQUIBANC, INC. AND SUBSIDIARY

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                               ----------------------------
                                                                 MARCH 31,       MARCH 31,
                                                                   2001            2000
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $   104,166      $   (12,154)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                     75,000           30,000
      Depreciation                                                  35,030           47,056
      Deferred income taxes                                        (28,741)            --
      Other, net                                                   (12,207)           6,644
      (Increase) decrease in operating assets:
        Accrued interest receivable                                 71,025              546
        Other assets                                                  (996)         254,778
      Increase in operating liabilities:
        Other liabilities                                          146,418          170,795
                                                               -----------      -----------
          Net cash provided by operating activities                389,695          497,665
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold                  1,642,000       (1,670,000)
  Purchases of investment securities available for sale         (2,093,665)      (1,191,761)
  Matured or redeemed investment securities
    available for sale                                           3,320,086          152,948
  Net increase in loans                                         (3,105,826)      (2,181,850)
  Additions to bank premises and equipment                         (78,215)         (25,515)
                                                               -----------      -----------
          Net cash used by investing activities                   (315,620)      (4,916,178)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                           (1,638,192)       2,107,571
  Decrease in Federal Home Loan Bank advances                   (1,702,916)          (2,693)
  Dividends paid                                                   (45,325)         (45,325)
                                                               -----------      -----------
          Net cash provided (used) by financing activities      (3,386,433)       2,059,553
                                                               -----------      -----------

NET DECREASE IN CASH AND DUE FROM BANKS                         (3,312,358)      (2,358,960)

CASH AND DUE FROM BANKS, JANUARY 1                               5,428,933        3,746,213
                                                               -----------      -----------

CASH AND DUE FROM BANKS, MARCH 31                              $ 2,116,575      $ 1,387,253
                                                               ===========      ===========


           See accompanying notes to condensed consolidated financial statements.

                        FMB EQUIBANC, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of FMB Equibanc, Inc. (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of which may be expected for an entire year.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income per share is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, which was comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $394,979 and $293,762 for the three months ended March 31, 2001 and 2000, respectively.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Management continuously monitors the financial condition of the Company, and its wholly owned subsidiary, Farmers & Merchants Bank (the "Bank"), in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the financial condition of the Company and the Bank are discussed below.

Total assets decreased $2,845,036 or 2.96 percent from December 31, 2000 to March 31, 2001. The decrease in total assets was primarily due to a decrease in cash and due from banks of $3,125,711, or 57.58 percent, and a decrease in federal funds sold of $1,642,000, or 54.19 percent, over such time period. The decrease in cash and due from banks and federal funds sold at the end of March was attributed principally to the dispersion of funds from the deposit account of a large public fund. The public fund had made a large deposit on December 31, 2000.

The Bank experienced a decrease in total deposits of $1,638,192, or 1.91 percent, from December 31, 2000 to March 31, 2001. The decrease in total deposits is principally a result of a decrease in Money Market and NOW accounts of $3,930,253, or 20.20% over such time period, which was partially offset by an increase of $2,271,256, or 9.94 percent in time deposits over $100,000.

ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses was $909,588 at March 31, 2001, compared to $793,473 at December 31, 2000. The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses. Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook. The Company has two methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage). Based on the two methods, the Bank believes that the reserve is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and meet their credit needs. The Bank manages its liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that the operations of the Bank are not interrupted. While the Bank looks primarily to core deposits as its principal source of liquidity, Federal funds, securities available for sale, maturities of securities, and principal payments on loans are also available to meet the Bank's liquidity needs. Access to funds through relationships with correspondent banks provides an additional source of liquidity. Liquidity needs at the Bank can also be met through loan participations sold to other financial institutions.

Cash and due from banks  totaled  $2,303,222  at March 31,  2001,  a decrease of
57.58 percent compared to December 31, 2000, as discussed above. Federal funds sold totaled $1,388,000 at March 31, 2001, compared to $3,030,000 at December 31, 2000, a decrease of 54.19 percent. Federal funds are the Bank's most liquid interest earning asset, but provide the lowest yield of earning assets. Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies. The Bank's capital for regulatory purposes differs from the Bank's equity as determined under generally accepted accounting principles. Generally, "Tier 1" regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while "Tier 2" capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Bank's capital ratios and the required minimums at March 31, 2001 are shown below:

                                                                              Minimum
                                                                      Regulatory Requirement             Actual
                                                                  --------------------------------     ------------
           Total capital to risk adjusted assets                               8.00%                     12.13%

           Tier 1 Capital to risk adjusted assets                              4.00%                     10.88%

           Tier 1 leverage ratio (to average assets)                           4.00%                      8.53%


                              RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2001

The Company's consolidated net income for the three months ended March 31, 2001 was $290,813 (earnings per share of $.80) compared to net income of $305,916 (earnings per share of $.84) for the three months ended March 31, 2000, representing a decrease of $15,103, or 4.94 percent. The decrease in net income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 primarily resulted from increases in salaries and benefits expenses of $71,174, or 23.09 percent, increases in other expenses of $67,683, or 32.13 percent, and an increase in the provision for loans losses of $45,000, or 150.00 percent. The increases in expenses were partially offset by an increase in net interest income of $112,586, or 12.12 percent, and an increase of noninterest income of $24,164, or
11.88 percent.

Further discussion of significant items affecting net income are discussed below.

NET INTEREST INCOME

Net interest income is the Bank's primary source of income. It is the net of income generated by interest earning assets less the interest paid on interest bearing liabilities. Interest earning assets for the Bank include loans, investment securities, federal funds sold, and interest earning deposits in other banks. The Bank's interest bearing liabilities include deposits, federal funds purchased, and Federal Home Loan Bank advances.

Net interest income increased $112,586, or 12.12 percent for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This increase is a result of an increase in interest income of $366,524, or 22.04 percent, as compared with the three months ended March 31, 2000, which was partially offset by an increase in interest expense of $253,938, or 34.58 percent, as compared with the three months ended March 31, 2000.

INTEREST INCOME

Interest income increased 22.04 percent, or $366,524, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase in interest income for the three months ended March 31, 2001 reflected an increase in average interest-earning assets to $86,979,566 from $76,680,053 for a 13.43 percent increase or $10,299,503 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The average yields on interest-earnings assets of 10.07 percent for the three months ended March 31, 2001 increased from 8.96 percent for the three months ended March 31, 2000.

INTEREST EXPENSE

Interest expense increased 34.58 percent, or $253,938, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase was due to an increase in average deposits of 13.48 percent, or $8,471,068, from $62,826,091, to $71,297,159. Average borrowed funds increased $291,178 or 61.50 percent to $764,609 for the three months ended March 31, 2001, compared to $473,431 for the three months ended March 31, 2000. The average cost of the deposits and borrowed funds increased to 5.62 percent from 4.73 percent for the three months ended March 31, 2001, compared to the three months ended March 31, 2000.

PROVISION FOR LOAN LOSSES

Credit risk is inherent in the business of making loans. The Bank sets aside an allowance for loan losses through charges to earnings, which charges are reflected in the income statement as the provision for loan losses. The provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management's judgment is adequate to absorb losses inherent in the Bank's loan portfolio.

The provision for loan losses was $75,000 for the three months ended March 31, 2001, compared to $30,000 for the three months ended March 31, 2000. The increase in the provision was due to the growth in outstanding loans. Provisions for losses are charged to operations when the loss becomes probable and estimable, based upon the Bank's past loan loss experience, known and inherent risk in the portfolio, estimated values of the underlying collateral, and current and prospective economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased 11.88 percent or $24,164 for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. This increase is principally a result of an increase in service charges on deposit accounts of $29,137, or 18.25 percent, compared to the three months ended March 31, 2000.

NONINTEREST EXPENSE

Noninterest expense increased 20.18 percent or $124,386 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This increase in noninterest expense is primarily a result of an increase in compensation and benefits expenses of 23.09 percent or $71,174 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, and an increase of $67,683, or 32.13 percent, in other expenses compared to the three months ended March 31, 2000.

INCOME TAXES

Income taxes for the three months ended March 31, 2001 were $162,630. This represents a decrease of $17,533, or 9.73 percent, from the income tax expense recorded in the three month period ended March 31, 2000.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made in this Quarterly Report on Form 10-QSB, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by FMB Equibanc, Inc. (the "Company") or its officers, directors or employees may constitute forward-looking statements within the meaning of
Section  21E  of  the  Securities  Exchange  Act  of  1934,  as  amended.   Such
forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank, in general. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our earnings, our strategies and other statements that are not historical facts. The words "expect," "anticipate," "intend," "plan," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company and the Bank to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition from other financial institutions, (ii) lack of sustained growth in the economy of Bulloch County, Georgia, (iii) rapid fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               Exhibit
               Number         Description
               ----------     -------------------------------------------------
               3.2            Amended and Restated Bylaws of FMB Equibanc, Inc.

         (b)   Reports on Form 8-K

               The Company filed a form 8-K on February 27, 2001 reporting the formation of a bank holding company and subsequent reorganization whereby Farmers & Merchants Bank became a wholly-owned subsidiary of FMB Equibanc, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FMB EQUIBANC, INC.

Dated:  May 14, 2001                  By:      /s/  Leonard E. Herrington
                                         --------------------------------
                                           Leonard E. Herrington
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated:  May 14, 2001                  By:      /s/ Sheryl M. Swint
                                         -------------------------
                                           Sheryl M. Swint
                                           Assistant Vice President, Secretary
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
     Number           Description of Exhibits
     --------------   -----------------------------------------------------
     3.2              Amended and Restated Bylaws of FMB Equibanc, Inc.