Form 10QSB
period 2001-06-30
FMB EQUIBANC INC
filed 2001-08-14
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001.
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ______________

Commission File No. 000-32399

FMB EQUIBANC, INC.
(Name of Small Business Issuer in Its Charter)

Georgia (State of Incorporation)	58-2582553 (I.R.S. Employer Identification Number)
201 North Main Street Statesboro, Georgia (Address of Principal Executive Offices)	30458 (Zip Code)

(912) 489-2600
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2001
Common Stock, $1.00 par value	362,600

Transitional Small Business Disclosure Format (check one):

Yes    [_]      No [X]

FMB EQUIBANC, INC. AND SUBSIDIARIES

INDEX

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of
		June 30, 2001 (Unaudited) and December 31, 2000	1

		Condensed Consolidated Statements of Income and
		Comprehensive Income (Unaudited) for the Three
		Months ended June 30, 2001 and 2000 and for the
		Six Months ended June 30, 2001 and 2000	2

		Condensed Consolidated Statements of Cash Flows
		(Unaudited) for the Six Months ended June 30, 2001
		and 2000	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	5

PART II	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	13

	Item 6.	Exhibits and Reports on Form 8-K	14

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

A S S E T S

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2001	2000

Cash and due from banks	$3,640,910	$5,428,933
Federal funds sold	6,637,000	3,030,000
Investment securities available for sale, at fair value	14,201,402	15,641,669
Loans, less allowance for loan losses of $914,342 and
$793,473	77,168,155	68,230,020
Bank premises and equipment, net	1,970,641	1,945,026
Accrued interest receivable	1,229,118	1,145,236
Other assets	490,329	548,292

TOTAL ASSETS	$105,337,555	$95,969,176

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$14,352,210	$12,507,292
Money market and NOW accounts	17,546,279	19,457,674
Savings	4,005,371	3,886,834
Time deposits, $100,000 and over	27,154,907	22,854,997
Other time deposits	28,703,167	26,958,887

Total deposits	91,761,934	85,665,684

Federal Home Loan Bank advances	4,657,755	2,163,646
Other liabilities	667,531	523,320

Total liabilities	97,087,220	88,352,650

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	362,600	362,600
Surplus	3,075,660	3,075,660
Appropriated retained earnings	3,561,740	1,561,740
Unappropriated retained earnings	1,164,051	2,654,664
Accumulated other comprehensive income	86,284	(38,138)

Total stockholders' equity	8,250,335	7,616,526

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$105,337,555	$95,969,176

See accompanying note to condensed consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	(UNAUDITED)		(UNAUDITED)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2001	2000	2001	2000

INTEREST INCOME
Interest and fees on loans	$1,860,844	$1,422,944	$3,620,364	$2,737,134
Interest and dividends on investment
securities	227,230	260,656	470,484	501,867
Interest on federal funds sold	15,279	47,785	42,385	155,939

Total interest income	2,103,353	1,731,385	4,133,233	3,394,940

INTEREST EXPENSE
Interest on deposits	972,047	752,483	1,946,003	1,480,289
Interest on federal funds purchased	3,743	-	4,674	-
Interest on Federal Home Loan Bank Advances	26,899	6,493	40,222	12,960

Total interest expense	1,002,689	758,976	1,990,899	1,493,249

NET INTEREST INCOME	1,100,664	972,409	2,142,334	1,901,691

PROVISION FOR LOAN LOSSES	90,000	30,000	165,000	60,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,010,664	942,409	1,977,334	1,841,691

NONINTEREST INCOME
Service charges on deposit accounts	199,994	178,029	388,827	337,726
Other service charges, commissions, and fees	32,371	39,049	71,145	82,794

Total noninterest income	232,365	217,078	459,972	420,520

NONINTEREST EXPENSES
Salaries and employee benefits	381,473	327,693	760,924	635,969
Occupancy expense	46,864	55,826	94,186	96,744
Equipment expense	38,668	51,286	74,429	107,921
Other	285,031	237,143	563,331	447,961

Total noninterest expenses	752,036	671,948	1,492,870	1,288,595

INCOME BEFORE INCOME TAXES	490,993	487,539	944,436	973,616

INCOME TAXES	(181,768)	(180,716)	(344,398)	(360,879)

NET INCOME	309,225	306,823	600,038	612,737

OTHER COMPREHENSIVE INCOME
Change in unrealized gain (loss) on investment
securities available for sale	20,256	(24,097)	124,422	(36,248)

COMPREHENSIVE INCOME	$329,481	$282,726	$724,460	$576,489

EARNINGS PER SHARE	$0.85	$0.85	$1.65	$1.69

AVERAGE SHARES OUTSTANDING	362,600	362,600	362,600	362,600

See accompanying note to condensed consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$600,038	$612,737
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	165,000	60,000
Depreciation	72,901	95,703
Deferred income taxes	54,207	(71,577)
Other, net	(18,728)	(8,090)
(Increase) decrease in operating assets:
Accrued interest receivable	(83,882)	(122,279)
Other assets	3,756	315,665
Increase in operating liabilities:
Net change in unrealized loss in securities	(82,950)	24,167
Other liabilities	144,211	(25,804)

Net cash provided by operating activities	854,553	880,522

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(3,607,000)	4,210,000
Purchases of investment securities available for sale	(5,135,796)	(2,173,949)
Matured or redeemed investment securities
available for sale	6,802,162	579,983
Net increase in loans	(9,103,135)	(6,639,528)
Additions to bank premises and equipment	(98,516)	(86,631)

Net cash used by investing activities	(11,142,285)	(4,110,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,096,250	2,408,302
Decrease in Federal Home Loan Bank advances	2,494,109	(5,441)
Dividends paid	(90,650)	(45,325)

Net cash provided by financing activities	8,499,709	2,357,536

NET DECREASE IN CASH AND DUE FROM BANKS	(1,788,023)	(872,067)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	5,428,933	3,746,213

CASH AND DUE FROM BANKS, END OF PERIOD	$3,640,910	$2,874,146

See accompanying note to condensed consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited consolidated financial statements of FMB Equibanc, Inc. (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the three month periods ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results of which may be expected for an entire year.

NOTE 2 — EARNINGS PER COMMON SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income per share is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options.

NOTE 3 — COMPREHENSIVE INCOME

Six-Month Period Ended June 30, 2001

Total comprehensive income, which was comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $724,460 and $576,489 for the six months ended June 30, 2001 and 2000, respectively.

Three-Month Period Ended June 30, 2001

Total comprehensive income was approximately $329,481 and $282,726 for the three months ended June 30, 2001 and 2000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Management continuously monitors the financial condition of the Company, and its wholly owned subsidiary, Farmers & Merchants Bank (the "Bank"), in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the financial condition of the Company and the Bank are discussed below.

Total assets increased $9,368,379 or 9.76 percent from December 31, 2000 to June 30, 2001. The increase in total assets was primarily due to an increase in loans of $8,938,135. This increase in loans can be attributed to customers that have moved their business from another local bank that was sold.

The Bank experienced an increase in total deposits of $6,096,250, or 7.12 percent, from December 31, 2000 to June 30, 2001. The increase in deposits is principally a result of an increase in total time deposits of $6,044,190. The increase was primarily due to a deposit from one customer of $2,500,000. The Bank also had an increase in DDA accounts of $1,844,918. This is also due to the increased business from new customers.

ALLOWANCE FOR LOAN LOSSES

The Bank’s allowance for loan losses was $914,342 at June 30, 2001, compared to $793,473 at December 31, 2000. The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses. Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook. The Company has two methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage). Based on the two methods, the Bank believes that the reserve is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

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

Cash and due from banks totaled $3,640,910 at June 30, 2001, a decrease of 32.94 percent compared to December 31, 2000. The decrease in cash and due from banks was attributed principally to the dispersion of funds from the deposit account of a large public fund. The public fund had made a large deposit on December 31, 2000. Federal funds sold totaled $6,637,000 at June 30, 2001, compared to $3,030,000 at December 31, 2000, an increase of 119.04 percent. Federal funds are the Bank's most liquid interest earning asset, but provide the lowest yield of earning assets. Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies. The Bank's capital for regulatory purposes differs from the Bank's equity as determined under generally accepted accounting principles. Generally, "Tier 1" regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while "Tier 2" capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Bank's capital ratios and the required minimums at June 30, 2001 are shown below:

	Minimum
	Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.23%

Tier 1 Capital to risk adjusted assets	4.00%	10.10%

Tier 1 leverage ratio (to average assets)	4.00%	8.41%

During the second quarter of 2001, the Bank increased the amount of its retained earnings classified as appropriated retained earnings by $2,000,000 in order to increase the Bank’s legal lending limit per borrower.

RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2001

The Company's consolidated net income for the six months ended June 30, 2001 was $600,038 (earnings per share of $1.65) compared to net income of $612,737 (earnings per share of $1.69) for the six months ended June 30, 2000, representing a decrease of $12,699, or 2.07 percent. The decrease in net income for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily resulted from increases in salaries and benefits expenses of $124,955 or 19.65 percent, increase in other expenses of $115,370 or 25.75 percent, and an increase in the provision for loan losses of $105,000 or 175 percent. The increases in expenses were partially offset by an increase in net interest income of $240,643, or 12.65 percent, and an increase of non-interest income of $39,452, or 9.38 percent.

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

Net interest income increased $240,643, or 12.65 percent for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. This increase is a result of an increase in interest income of $738,293, or 21.75 percent, as compared with the six months ended June 30, 2000, which was partially offset by an increase in interest expense of $497,650, or 33.33 percent, as compared with the six months ended June 30, 2000.

INTEREST INCOME

Interest income increased 21.75 percent, or $738,293, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase in interest income for the six months ended June 30, 2001 reflected an increase in average interest-earning assets to $89,342,787 from $77,324,809 for a 15.54 percent increase or $12,017,978 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The average yields on interest-earnings assets of 9.25 percent for the six months ended June 30, 2001 increased from 8.78 percent for the six months ended June 30, 2000.

INTEREST EXPENSE

Interest expense increased 33.33 percent, or $497,650, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase was due to an increase in average deposits of 13.92 percent, or $10,326,912, from $74,200,924, to $84,527,836. Average borrowed funds increased $1,317,935 or 278.95 percent to $1,790,403 for the six months ended June 30, 2001, compared to $472,468 for the six months ended June 30, 2000. The average cost of the deposits and borrowed funds increased to 4.62 percent from 3.99 percent for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

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

The provision for loan losses was $165,000 for the six months ended June 30, 2001, compared to $60,000 for the six months ended June 30, 2000. The increase in the provision was due to the growth in outstanding loans. Provisions for losses are charged to operations when the loss becomes probable and estimable, based upon the Bank’s past loan loss experience, known and inherent risk in the portfolio, estimated values of the underlying collateral, and current and prospective economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased 9.38 percent or $39,452 for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. This increase is principally a result of an increase in service charges on deposit accounts of $51,101, or 15.13 percent, compared to the six months ended June 30, 2000. The increase in service charges was largely due to an increase in the number of NSF charges on customer’s accounts.

NONINTEREST EXPENSE

Noninterest expense increased 15.85 percent or $204,275 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. This increase in noninterest expense is primarily a result of an increase in compensation and benefits expenses of 19.65 percent or $124,955 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, and an increase of $115,270, or 25.75 percent, in other expenses compared to the six months ended June 30, 2000.

INCOME TAXES

Income taxes for the six months ended June 30, 2001 were $344,398. This represents a decrease of $16,481, or 4.57 percent, from the income tax expense recorded in the six month period ended June 30, 2000.

Three-Month Period Ended June 30, 2001

The Company's consolidated net income for the three months ended June 30, 2001 was $309,225 (earnings per share of $.85) compared to net income of $306,823 (earnings per share of $.85) for the three months ended June 30, 2000, representing an increase of $2,402, or .78 percent.

Further discussion of significant items affecting net income is discussed below.

NET INTEREST INCOME

Net interest income increased $128,255, or 13.19 percent for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. This increase is a result of an increase in interest income of $371,968, or 21.48 percent, as compared with the three months ended June 30, 2000, which was partially offset by an increase in interest expense of $243,713, or 32.11 percent, as compared with the three months ended June 30, 2000.

INTEREST INCOME

Interest income increased 21.48 percent, or $371,968, for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase in interest income for the three months ended June 30, 2001 reflected an increase in average interest-earning assets to $91,685,385 from $77,554,305 for a 18.22 percent increase or $14,131,080 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The average yields on interest-earnings assets of 9.18 percent for the three months ended June 30, 2001 increased from 8.93 percent for the three months ended June 30, 2000.

INTEREST EXPENSE

Interest expense increased 32.11 percent, or $243,713, for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase was due to an increase in average deposits of 15.31 percent, or $11,368,932, from $74,278,153, to $85,647,085. Average borrowed funds increased $2,249,694 or 477.14 percent to $2,721,189 for the three months ended June 30, 2001, compared to $471,495 for the three months ended June 30, 2000. The average cost of the deposits and borrowed funds increased to 4.54 percent from 4.06 percent for the three months ended June 30, 2001, compared to the three months ended June 30, 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $90,000 for the three months ended June 30, 2001, compared to $30,000 for the three months ended June 30, 2000. The increase in the provision was due to the growth in outstanding loans.

NONINTEREST INCOME

Noninterest income increased 7.04 percent or $15,287 for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. This increase is principally a result of an increase in service charges on deposit accounts, as discussed above.

NONINTEREST EXPENSE

Noninterest expense increased 11.92 percent or $80,088 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. This increase in noninterest expense is primarily a result of an increase in compensation and benefits expenses and other expenses, as discussed above.

INCOME TAXES

Income taxes for the three months ended June 30, 2001 were $181,768. This represents an increase of $1,052, or .58 percent, from the income tax expense recorded in the three month period ended June 30, 2000.

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

PART II

OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders (the "Annual Meeting") was held on May 24, 2001. Notice of the Annual Meeting was mailed on April 30, 2001 to each shareholder of record as of April 12, 2001. At the Annual Meeting, the shareholders of the Company considered electing three members to the Board of Directors to serve three year terms expiring at the Annual Meeting of Shareholders in 2004, and considered electing one member to the Board of Directors to service a one year term expiring at the Annual Meeting of Shareholders in 2002.

At the Annual Meeting, Leonard H. Blount, F. Wendell Brannen and R. Earl Dabbs were elected as members of the Company’s Board of Directors, to serve until the Annual Meeting of Shareholders in 2004 and until their successors are duly elected and qualified, or until their earlier death, resignation, incapacity to serve or removal from office. The results of the voting were as follows:

Name	For	Against	Abstain
Leonard H. Blount	209,411	10	-
F. Wendell Brannen	209,411	10	-
R. Earl Dabbs	209,311	110	-

At the Annual Meeting, Gerald M. Edenfield was elected as a member of the Company’s Board of Directors, to serve until the Annual Meeting of Shareholders in 2002 and until his successor is duly elected and qualified, or until his earlier death, resignation, incapacity to serve or removal from office. The result of the voting was as follows:

Name	For	Against	Abstain

Gerald M. Edenfield	209,111	310	-

The following persons did not stand for reelection to the Company’s Board of Directors at the Annual Meeting as their term of office continued after the Annual Meeting: Leonard E. Herrington, Charles R. Nessmith, Frank C. Rozier, III, William R. Smith and Billy G. Tyson.

No other matters were presented or voted for at the Annual Meeting.

 Item 6.            Exhibits and Reports on Form 8-K.

(a)	Exhibits.
None
(b)	Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001	FMB EQUIBANC, INC. By: \s\ Leonard E. Herrington Leonard E. Herrington President and Chief Executive Officer (Principal Executive Officer
Dated: August 14, 2001	By: \s\ Sheryl M. Swint Sheryl M. Swint Assistant Vice President, Secretary (Principal Accounting Officer)