Form 10QSB
period 2001-09-30
FMB EQUIBANC INC
filed 2001-11-14
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001.
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

Yes    [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2001
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    [_]      No [X]

FMB EQUIBANC, INC. AND SUBSIDIARIES

INDEX

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of
		September 30, 2001 (Unaudited) and December 31, 2000	1

		Condensed Consolidated Statements of Income and
		Comprehensive Income (Unaudited) for the Three
		Months ended September 30, 2001 and 2000 and for the
		Nine Months ended Septembere 30, 2001 and 2000	2

		Condensed Consolidated Statements of Cash Flows
		(Unaudited) for the Nine Months ended September 30, 2001
		and 2000	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	5

PART II	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

A S S E T S

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

Cash and due from banks	$4,068,075	$5,428,933
Federal funds sold	4,198,000	3,030,000
Investment securities available for sale, at fair value	18,141,171	15,641,669
Loans, less allowance for loan losses of $951,444 and
$793,473	83,290,597	68,230,020
Bank premises and equipment, net	2,101,863	1,945,026
Accrued interest receivable	1,416,068	1,145,236
Other assets	382,100	548,292

TOTAL ASSETS	$113,597,874	$95,969,176

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$15,947,791	$12,507,292
Money market and NOW accounts	19,474,392	19,457,674
Savings	4,388,085	3,886,834
Time deposits, $100,000 and over	29,711,332	22,854,997
Other time deposits	29,924,201	26,958,887

Total deposits	99,445,801	85,665,684

Federal Home Loan Bank advances	4,654,719	2,163,646
Other liabilities	855,579	523,320

Total liabilities	104,956,099	88,352,650

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	362,600	362,600
Surplus	3,075,660	3,075,660
Appropriated retained earnings	3,561,740	1,561,740
Unappropriated retained earnings	1,430,024	2,654,664
Accumulated other comprehensive income	211,751	(38,138)

Total stockholders' equity	8,641,775	7,616,526

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$113,597,874	$95,969,176

See accompanying notes to condensed consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	(UNAUDITED)		(UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2000	2001	2000

INTEREST INCOME
Interest and fees on loans	$1,893,914	$1,555,750	$5,514,278	$4,292,884
Interest and dividends on investment
securities	245,250	250,596	715,734	752,463
Interest on federal funds sold	23,029	12,852	65,414	168,791

Total interest income	2,162,193	1,819,198	6,295,426	5,214,138

INTEREST EXPENSE
Interest on deposits	962,627	841,410	2,908,630	2,321,699
Interest on federal funds purchased	433	662	5,107	662
Interest on Federal Home Loan Bank Advances	50,501	6,455	90,723	19,415

Total interest expense	1,013,561	848,527	3,004,460	2,341,776

NET INTEREST INCOME	1,148,632	970,671	3,290,966	2,872,362

PROVISION FOR LOAN LOSSES	110,000	45,000	275,000	105,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,038,632	925,671	3,015,966	2,767,362

NONINTEREST INCOME
Service charges on deposit accounts	225,655	173,401	614,482	496,366
Other service charges, commissions, and fees	30,913	36,475	102,058	134,032

Total noninterest income	256,568	209,876	716,540	630,398

NONINTEREST EXPENSES
Salaries and employee benefits	410,235	341,616	1,171,159	977,585
Occupancy expense	54,508	50,735	148,694	147,479
Equipment expense	47,648	55,331	122,077	163,252
Other	288,058	235,365	851,389	683,325

Total noninterest expenses	800,449	683,047	2,293,319	1,971,641

INCOME BEFORE INCOME TAXES	494,751	452,500	1,439,187	1,426,119

INCOME TAXES	(183,453)	(167,417)	(527,851)	(528,296)

NET INCOME	311,298	285,083	911,336	897,823

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investment
securities available for sale	125,467	111,694	249,889	75,443

COMPREHENSIVE INCOME	$436,765	$396,777	$1,161,225	$973,266

EARNINGS PER SHARE	0.86	$0.79	$2.51	$2.48

AVERAGE SHARES OUTSTANDING	362,600	362,600	362,600	362,600

See accompanying notes to condensed consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$911,336	$897,823
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	275,000	105,000
Depreciation	120,835	147,908
Deferred income taxes	137,852	148,611
Other, net	14,484	(10,575)
(Increase) decrease in operating assets:
Accrued interest receivable	(270,832)	(383,678)
Other assets	28,340	432,276
Increase in operating liabilities:
Net change in unrealized loss in securities	(166,593)	(50,295)
Other liabilities	332,259	59,530

Net cash provided by operating activities	1,382,681	1,346,600

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(1,168,000)	4,440,000
Purchases of investment securities available for sale	(11,756,007)	(2,173,949)
Matured or redeemed investment securities
available for sale	9,658,502	1,026,395
Net increase in loans	(15,335,577)	(11,264,067)
Additions to bank premises and equipment	(277,672)	(217,341)

Net cash used by investing activities	(18,878,754)	(8,188,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,780,117	5,989,507
Increase (decrease) in Federal Home Loan Bank advances	2,491,073	(8,243)
Dividends paid	(135,975)	(135,975)

Net cash provided by financing activities	16,135,215	5,845,289

NET DECREASE IN CASH AND DUE FROM BANKS	(1,360,858)	(997,073)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	5,428,933	3,746,213

CASH AND DUE FROM BANKS, END OF PERIOD	$4,068,075	$2,749,140

See accompanying notes to condensed consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of FMB Equibanc, Inc. (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the three month periods ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results of which may be expected for an entire year.

NOTE 2 – EARNINGS PER COMMON SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income per share is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options.

NOTE 3 – COMPREHENSIVE INCOME

Nine-Month Period Ended September 30, 2001

Total comprehensive income, which was comprised of net income and net change in unrealized gain on available-for-sale securities, was approximately $1,161,225 and $973,266 for the nine months ended September 30, 2001 and 2000, respectively.

 Three-Month Period Ended September 30, 2001

Total comprehensive income was approximately $436,765 and $396,777 for the three months ended September 30, 2001 and 2000, respectively.

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

Total assets increased $17,628,698 or 18.37 percent from December 31, 2000 to September 30, 2001. The increase in total assets was primarily due to an increase in loans of $15,218,548. This increase in loans can be attributed to customers that have moved their business from another local bank that was sold.

The Bank experienced an increase in total deposits of $13,780,117, or 16.09 percent, from December 31, 2000 to September 30, 2001. The increase in deposits is principally a result of an increase in Certificates of Deposits of $9,821,649. The increase included a deposit of a customer of $2,500,000 from legal settlement. The Bank also had an increase in DDA accounts of $3,440,499. This is also due to the increased business from new customers.

ALLOWANCE FOR LOAN LOSSES

The Bank’s allowance for loan losses was $951,444 at September 30, 2001, compared to $793,473 at December 31, 2000. The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses. Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook. The Company has two methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage). Based on the two methods, the Bank believes that the reserve is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

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

Cash and due from banks totaled $4,068,075 at September 30, 2001, a decrease of 25.07 percent compared to December 31, 2000. The decrease in cash and due from banks was attributed principally to the dispersion of funds from the deposit account of a large public fund. The public fund had made a large deposit on December 31, 2000. Federal funds sold totaled $4,198,000 at September 30, 2001, compared to $3,030,000 at December 31, 2000, an increase of 38.55 percent. Federal funds are the Bank's most liquid interest earning asset, but provide the lowest yield of earning assets. Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies. The Bank's capital for regulatory purposes differs from the Bank's equity as determined under generally accepted accounting principles. Generally, "Tier 1" regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while "Tier 2" capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Bank's capital ratios and the required minimums at September 30, 2001 are shown below:

	Minimum
	Regulatory Requirement	Actual

Total capital to risk adjusted assets	8.00%	11.61%

Tier 1 Capital to risk adjusted assets	4.00%	10.43%

Tier 1 leverage ratio (to average assets)	4.00%	8.51%

During the second quarter of 2001, the Bank increased the amount of its retained earnings classified as appropriated retained earnings by $2,000,000 in order to increase the Bank’s legal lending limit per borrower.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States’ subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent, duration of these events or the effect of these events upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

 RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2001

The Company's consolidated net income for the nine months ended September 30, 2001 was $911,336 (earnings per share of $2.51) compared to net income of $897,823 (earnings per share of $2.48) for the nine months ended September 30, 2000, representing an increase of $13,513, or 1.51 percent. The increase in net income for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily resulted from an increase in total interest income of $1,081,288, or 20.74 percent.

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

Net interest income increased $418,604, or 14.57 percent for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. This increase is a result of an increase in interest income of $1,081,288, or 20.74 percent, as compared with the nine months ended September 30, 2000, which was partially offset by an increase in interest expense of $662,684, or 28.30 percent, as compared with the nine months ended September 30, 2000. The increase in interest income was also offset by an increase in salaries and benefits of $193,574 or 19.80 percent, an increase of $168,064 or 24.60 percent in other noninterest expense, and an increase in the provision for loan losses of $170,000 or 161.90 percent

INTEREST INCOME

Interest income increased 20.74 percent, or $1,081,288, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase in interest income for the nine months ended September 30, 2001 reflected an increase in average interest-earning assets to $93,593,870 from $77,999,340 for a 19.99 percent increase or $15,594,530 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The average yields on interest-earnings assets of 8.97 percent for the nine months ended September 30, 2001 increased from 8.91 percent for the nine months ended September 30, 2000.

INTEREST EXPENSE

Interest expense increased 28.30 percent, or $662,684, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase was due to an increase in average deposits of 16.84 percent, or $12,612,266, from $74,880,241, to $87,492,507.

Average borrowed funds increased $2,280,019 or 466.77 percent to $2,768,491 for the nine months ended September 30, 2001, compared to $488,472 for the nine months ended September 30, 2000. The average cost of the deposits and borrowed funds increased to 4.44 percent from 4.14 percent for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

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

The provision for loan losses was $275,000 for the nine months ended September 30, 2001, compared to $105,000 for the nine months ended September 30, 2000. The increase in the provision was due to the growth in outstanding loans. Provisions for losses are charged to operations when the loss becomes probable and estimable, based upon the Bank’s past loan loss experience, known and inherent risk in the portfolio, estimated values of the underlying collateral, and current and prospective economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased 13.66 percent or $86,142 for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. This increase is principally a result of an increase in service charges on deposit accounts of $118,116, or 23.80 percent, compared to the nine months ended September 30, 2000. The increase in service charges was largely due to an increase in the number of NSF charges on customer’s accounts.

NONINTEREST EXPENSE

Noninterest expense increased 16.32 percent or $321,678 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. This increase in noninterest expense is primarily a result of an increase in compensation and benefits expenses of 19.80 percent or $193,574 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, and an increase of $168,064, or 24.60 percent, in other expenses compared to the nine months ended September 30, 2000.

INCOME TAXES

Income taxes for the nine months ended September 30, 2001 were $527,851. This represents a decrease of $445, or .08 percent, from the income tax expense recorded in the nine-month period ended September 30, 2000.

Three-Month Period Ended September 30, 2001

The Company's consolidated net income for the three months ended September 30, 2001 was $311,298 (earnings per share of $.86) compared to net income of $285,083 (earnings per share of $.79) for the three months ended September 30, 2000, representing an increase of $26,215, or 9.20 percent.

Further discussion of significant items affecting net income is discussed below.

NET INTEREST INCOME

Net interest income increased $177,961, or 18.33 percent for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. This increase is a result of an increase in interest income of $342,995, or 18.85 percent, as compared with the three months ended September 30, 2000, which was partially offset by an increase in interest expense of $165,034, or 19.45 percent, as compared with the three months ended September 30, 2000.

INTEREST INCOME

Interest income increased 18.85 percent, or $342,995, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase in interest income for the three months ended September 30, 2001 reflected an increase in average interest-earning assets to $102,016,407 from $78,923,066 for a 29.26 percent increase or $23,093,341 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The average yields on interest-earnings assets of 8.48 percent for the three months ended September 30, 2001 decreased from 9.22 percent for the three months ended September 30, 2000.

INTEREST EXPENSE

Interest expense increased 19.45 percent, or $165,034, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase was due to an increase in average deposits of 22.44 percent, or $17,103,675, from $76,221,501, to $93,325,176. Average borrowed funds increased $4,171,984 or 801.09 percent to $4,692,774 for the three months ended September 30, 2001, compared to $520,790 for the three months ended September 30, 2000. The average cost of the deposits and borrowed funds increased to 4.14 percent from 4.42 percent for the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $110,000 for the three months ended September 30, 2001, compared to $45,000 for the three months ended September 30, 2000. The increase in the provision was due to the growth in outstanding loans.

NONINTEREST INCOME

Noninterest income increased 22.25 percent or $46,692 for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. This increase is principally a result of an increase in service charges on deposit accounts, as discussed above.

NONINTEREST EXPENSE

Noninterest expense increased 17.19 percent or $117,402 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. This increase in noninterest expense is primarily a result of an increase in compensation and benefits expenses and other expenses, as discussed above.

INCOME TAXES

Income taxes for the three months ended September 30, 2001 were $183,453. This represents an increase of $16,036, or 9.58 percent, from the income tax expense recorded in the three month period ended September 30, 2000.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made in this Quarterly Report on Form 10-QSB, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by FMB Equibanc, Inc. (the "Company") or its officers, directors or employees may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank, in general. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our earnings, our strategies and other statements that are not historical facts. The words "expect," "anticipate," "intend," "plan," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements but some of these statements may use other phrasing. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company and the Bank to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition from other financial institutions, (ii) lack of sustained growth in the economy of Bulloch County, Georgia, (iii) rapid fluctuations in interest rates, (iv) changes in the legislative and regulatory environment, and (v) the consequences of the September 11, 2001 terrorist attacks and the war on terrorism, including a prolonged economic slowdown. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
    Exhibits

    None

    Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001	FMB EQUIBANC, INC. By: \s\ Leonard E. Herrington Leonard E. Herrington President and Chief Executive Officer (Principal Executive Officer
Dated: November 14, 2001	By: \s\ Sheryl M. Swint Sheryl M. Swint Assistant Vice President, Secretary (Principal Accounting Officer)