Form 10KSB40
period 2001-12-31
FMB EQUIBANC INC
filed 2002-04-01
CIK 1135374

Links

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

_______________

FORM 10-KSB

ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 - Commission File Number:  000-32399

_______________

FMB EQUIBANC, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2582553

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
201 North Main Street Statesboro, Georgia	30458

(Address of principal executive office)	(Zip Code)

(912) 489-2600

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

Yes   ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

The Issuer’s revenues for its most recent fiscal year were $9,469,783.

The aggregate market value of the voting stock held by non-affiliates of Registrant (362,600 shares) at December 31, 2001 was $8,858,318.  As of such date, no organized trading market existed for the Common Stock of the Registrant.  The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock.  The number of shares outstanding of Registrant’s Common Stock at December 31, 2001 was 362,600 shares.

Transitional Small Business Disclosure Format (Check one): Yes   ☐    No   ☑

DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end is incorporated by reference in answer to Part III of this Report.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

            Certain of the statements made in this Annual Report on Form 10-KSB and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees may constitute forward-looking statements within the meaning of the federal securities laws.  Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about FMB Equibanc, Inc. (the “Company”) and its wholly-owned subsidiary, Farmers & Merchants Bank (the “Bank”) in general.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts.  The words “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause actual performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements.  Such factors include, without limitation, (i) increased competition from other financial institutions, (ii) lack of sustained growth in the economy of Bulloch County, Georgia and neighboring areas, (iii) fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment.  Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

The Company

            FMB Equibanc, Inc. (the “Company”) was incorporated as a Georgia corporation on April 25, 2000, to serve as a bank holding company for Farmers & Merchants Bank (the “Bank”).  On November 1, 2000, the Company acquired all of the outstanding shares of the Bank.  The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the Financial Institutions Code of Georgia (the “FICG”).

            The Company has been organized to enhance the Bank’s ability to serve its current and future customers’ requirements for financial services.  The holding company structure provides flexibility for expansion of the Company’s banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not be able to provide under present laws.  In addition, a holding company structure facilitates raising capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

            At December 31, 2001, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

            The Company’s executive offices are located at the Bank’s main office, 201 North Main Street, Statesboro, Georgia 30458.  The Company’s telephone number at such location is (912) 489-2600.  See “Item 2.  Description of Properties.”

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

            The following table illustrates the June 30, 2001 deposit base and market share of the financial institutions located in Bulloch County, as reported by the FDIC.

Bulloch County	$	%
Financial Institutions	(Dollars in millions)

Sea Island Bank......................................................	$160.9	29.5
First Bulloch Bank & Trust Company......................	150.1	27.6
Farmers & Merchants Bank ...................................	91.8	16.8
Eagle Bank and Trust..............................................	82.0	15.0
Wachovia Bank, National Association.....................	52.2	9.5
The First National Bank & Trust Company..............	6.5	1.2
Pineland Bank.........................................................	2.4	0.4

            While the Bank experiences competition from financial institutions headquartered in Bulloch County, some competition also comes from banks outside of Bulloch County seeking to make loans in the Bank’s primary service area.  In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial institutions which have recently entered the traditional banking markets.

            The extent to which other types of financial institutions compete with commercial banks has increased significantly within the past few years as a result of federal and state legislation which has, in several respects, deregulated financial institutions.  See “Supervision and Regulation.”  The full impact of this legislation and subsequent laws that will continue to further deregulate the financial services industry cannot be fully assessed or predicted.

Deposits

            The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal accounts, individual retirement accounts, certificates of deposit and regular savings accounts.  The sources of deposits are the residents, businesses and employees within the Bank’s primary service area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media.  The Bank pays competitive interest rates on time and savings deposits.  In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s primary service area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees and charges.

Lending Services

            Lending Policy.  The Bank engages in a full complement of lending activities, including real estate loans, commercial loans, consumer loans and agribusiness loans.  Lending is directed principally towards individuals and businesses whose demands fall within the Bank’s legal lending limits and who are potential deposit customers of the Bank.  This includes loans made to individual, partnership or corporate borrowers and obtained for a variety of business purposes.

            The Bank may either originate loans or, where loans exceed the Bank’s lending limits, participate with other banks.  Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than loans that the Bank originates.

            To address the risks inherent in making loans, the Bank maintains an allowance for loan losses based on, among other things, an evaluation of the Bank’s loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral.  Based upon such factors, the Bank’s management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans.  However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is necessarily an approximation and imprecise.  The adequacy and methodology of the allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the bank’s regulatory agencies.

            Loan Portfolio.  The following is a description of each of the major categories of the Bank’s loan portfolio:

            Real Estate Loans.  The Bank makes a variety of commercial real estate, construction and development loans, and residential real estate loans.  These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans.  As of December 31, 2001, real estate loans comprised 66.3% of the Bank’s loan portfolio.

  Commercial Real Estate Loans.  Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable.  The Bank generally charges an origination fee.  The Bank attempts to reduce credit risk on its commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement.  In addition, the Bank may require personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements.  Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management.  The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.  The Bank competes for commercial real estate loans with competitors that are well established in its primary service area.

  Construction and Development Loans.  Construction and development loans are made both on a pre-sold and speculative basis.  If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis.  If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis.  Construction and development loans are generally made with a term of six months and interest is paid periodically.  The ratio of the loan principal to the value of the collateral as established by independent appraisal generally does not exceed 90%.  Speculative loans are based on the borrower’s financial strength and cash flow position.  Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser.  Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.
  Residential Real Estate Loans.  The Bank’s residential real estate loans consist of residential first and second mortgage loans and residential construction loans.  The Bank offers fixed and variable rates on its mortgages with the amortization of first mortgages with maturity dates of three years and beyond.  These loans are made consistent with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 95%.  The Bank believes these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.  The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor’s underwriting approval before funding the loan.

            Commercial Loans.  The Bank makes a variety of loans for commercial purposes in various lines of businesses.  The terms of these loans vary by purpose and by type of underlying collateral, if any.  The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term.  Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less.  Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity.  The quality of the commercial borrower’s management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.  As of December 31, 2001, commercial loans comprised 21% of the Bank’s loan portfolio.

            Consumer Loans.  The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit.  Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.  Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loan should be amortized over the useful life of the asset.  The Bank generally requires that the borrower be employed for at least 12 months prior to obtaining the loan.  The loan officers of the Bank review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower’s ability to make future payments as agreed.  As of December 31, 2001, consumer loans comprised 13% of the Bank’s loan portfolio.

            Agribusiness Loans.  The Bank makes a variety of agribusiness loans, including real estate based loans, crop loans, and equipment loans.  Real estate based agribusiness loans are made consistent with the Bank’s appraisal policy and with the ratio of loan principal to value of the collateral as established by independent appraisal generally not to exceed 90%.  Loans secured by agricultural equipment typically have terms of up to five years.  As of December 31, 2001, agribusiness loans comprised 2.1% of the Bank’s loan portfolio.

            Credit Risks.  The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower.  Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment.  General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

            The Bank’s loan portfolio is heavily concentrated with real estate loans.  With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate purchase loan, the borrower may be unable to repay the loans at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer’s personal obligations under the loan are typically limited.  Each of these factors increases the risk of nonpayment by the borrower.  The Bank also faces additional credit risks to the extent that it engages in adjustable rate mortgage loans.  In the case of an adjustable rate mortgage loan, as interest rates increase, the borrower’s required payments increase, thus increasing the potential for default.  The marketability of all real estate loans, including adjustable rate mortgage loans, is also generally affected by the prevailing level of interest rates.

            With respect to commercial loans, the larger financial institutions are likely to make proportionately more loans to medium- to large-sized businesses than the Bank makes.  Many of the commercial loans of the Bank are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than large borrowers.  The commercial loan portfolio of the Bank consists of loans to individual, partnership and corporate borrowers that are primarily located in the Bulloch County area.  Accordingly, our commercial borrowers reflect the diversified businesses of this area, and include services, retail trade and manufacturing firms.  The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in the Bulloch County area, and the ability of the Bank’s commercial borrowers to properly evaluate and respond to a changing marketplace.  In addition, the commercial borrowers of the Bank face risks related specifically to the unique nature of their business.  For example, services and retail trade firms may incur risks associated with labor shortages and consumer preference changes, and manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

            Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral.  Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default.  In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance.  Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower’s ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

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

            Loan Approval and Review.  The loan approval policies of the Bank provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the Loan Committee.  The Bank does not make any loans to directors or executive officers of the Bank unless the loan is approved by the board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

            Lending Limits.  The lending activities of the Bank are subject to a variety of lending limits imposed by Georgia law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines of the Georgia Department as an exception to the 15% limit.  The Bank’s lending limit at December 31, 2001 was $750,000 plus an additional $500,000 for loans which meet the guidelines of the Georgia Department. These limits will increase or decrease as the Bank’s capital increases or decreases as a result of the Bank’s earnings or losses, among other reasons.  Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions above these limits.

Investments

            As of December 31, 2001, loans comprised approximately 74.5% of the Bank’s assets and investment securities comprised approximately 16.8% of the Bank’s assets.  The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States.  In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds.  The sale of federal funds amounts to a short term loan from the Bank to another bank.

Asset and Liability Management

            It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.  Certain officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure an acceptable composition of asset/liability mix, stability, and leverage of all source of funds while adhering to prudent banking practices.  It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations.  Management of the Bank seeks to invest the largest portion of the Bank’s assets in real estate, commercial, consumer and agribusiness loans.

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

            Securities sold subject to repurchase are only done on an exception basis to maintain account relationships.  Although the Bank from time to time may enter into repurchase agreements, there currently are no repurchase agreements outstanding. The Bank has available two overnight federal funds purchase lines totaling $2,550,000 which may be used to meet liquidity needs.  As of December 31, 2001, the Bank had no balances outstanding under these lines.   The Bank also has advances available with the Federal Home Loan Bank where the Bank can purchase funds up to 13% of total assets.

            The Bank’s asset/liability mix is monitored on a daily basis with a quarterly report reflecting interest sensitive assets and interest sensitive liabilities being prepared and presented to the Bank’s board of directors.  The objective of this policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the earnings of the Bank.

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

Employees

            As of December 31, 2001, the Bank had 41 total employees, comprised of 33 full-time and 8 part-time.  The Company does not have any employees who are not also employees of the Bank.

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

Regulation of the Company

            The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) under the BHC Act and the FICG.  As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the FICG, and the regulations of the Federal Reserve and the Georgia Department.

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

            Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), the restrictions on interstate acquisitions of banks by bank holding companies were repealed.  As a result, the Company, and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions.  The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions.

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

            Activities.  The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

            To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company.  To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act (the “CRA”).  In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company.

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

            Support of Subsidiary Institutions.  Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiaries.  This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it.  In addition, any capital loans by a bank holding company to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of the Bank

            As a state-chartered bank, the Bank is examined and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department.  The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices.  In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting bank is an uninsured bank.

            The Georgia Department regulates all areas of the Bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves.  The Bank is also subject to Georgia banking and usury laws restricting the amount of interest that it may charge in making loans or other extensions of credit.  With respect to expansion, the Bank was previously prohibited from establishing branch offices or facilities outside of the county in which its main office was located, with certain exceptions.  Georgia law now permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the business of banking in Georgia.

            Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking regulators have specified by regulation the relevant capital level for each category.

            An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations.  The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.  In addition, the appropriate federal banking regulator may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

            At December 31, 2001, the Bank had the requisite capital levels to qualify as “well capitalized.”

            FDIC Insurance Assessments.  The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories:  (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group.  An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.

            The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

            Safety and Soundness Standards.  The Federal Deposit Insurance Act (the “FDIA”), as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholders.  The federal banking agencies determined that stock valuation standards were not appropriate.  In addition, the agencies adopted regulations that authorize, but do not require an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.  The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

            Community Reinvestment Act.  The Bank is subject to the provisions of the CRA, which requires the FDIC, in connection with its regular examination of the Bank, to assess the Bank’s record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

            Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions.  The regulations provide for streamlined procedures for institutions with assets of less than $250 million.  The regulations contain the following three evaluation tests:

  a lending test, which compares the institution’s market share of loans in low- and moderate income areas to its market share of loans in its entire service area;

  a service test, which evaluates the provision of services that promote the availability of credit to low- and moderate-income areas; and

  an investment test, which evaluates the institution’s record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

            Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies.  This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community investment record.  In addition to public disclosure of an institution’s CRA assessment, regulatory authorities are required to consider an institution’s CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.

            Privacy.  The GLB Act also contains provisions regarding consumer privacy.  These provisions require financial institutions to disclose their policy for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution’s own products and services.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic means to the consumer.

Payment of Dividends

            The Company is a legal entity separate and distinct from the Bank.  The principal sources of revenues to the Company, including cash flow to pay dividends to its shareholders, are dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders.

            If, in the opinion of a federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice.  The federal banking regulators have indicated

that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  The payment of dividends by the Company and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

            The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of total capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or “Tier I capital.”  The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or “Tier II capital.”  At December 31, 2001, the Company’s consolidated total risk-based capital ratio and its Tier I risk-based capital ratio (i.e., the ratio of Tier I capital to risk-weighted assets) were 11.1% and 9.9%, respectively.

            In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier I capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%.  The Company’s leverage ratio at December 31, 2001 was 7.7%.

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

            The Bank was in compliance with applicable minimum capital requirements as of December 31, 2001.  The Company has not been advised by any regulator of any specific minimum capital ratio requirement applicable to it or the Bank.

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

  a bank’s loans or extensions of credit to affiliates;

  a bank’s investment in affiliates;

  assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

  the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

  a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

            The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Monetary Policy

            The earnings of the Bank, as well as the Company, will be affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply.  The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings.  The Federal Reserve also conducts open market transactions in United States government securities.

ITEM 2.          PROPERTIES

            The Company’s executive office is located at the Bank’s main office, 201 North Main Street, Statesboro, Georgia 30458.  The Bank’s main office was constructed in 1991 and contains approximately 16,000 square feet.  All of the executive officers of the Company and the Bank are located at this facility as are all bookkeeping and computer operations.

            The Bank also has two branches, located at 620 Zetterower Avenue, Statesboro, Georgia and 29 North Parker Avenue, Brooklet, Georgia.  The Bank’s main office and all branches are owned by the Company.

ITEM 3.          LEGAL PROCEEDINGS

            As of the date of this Report, there are no material legal proceedings to which the Company or any of its properties were subject.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted for a vote of the Company’s shareholders.

PART II

ITEM 5.          MARKET PRICE AND DIVIDENDS ON THE COMMON STOCK

Market for Common Stock

            Prior to the acquisition of its common stock by the Company, the Bank’s common stock was traded from time to time on an individual basis, but there was no established trading market.  There is no established trading market for the Company’s common stock, and an active public trading market is not expected to develop in the near future.  The approximate number of holders of record of the Company’s common stock as of December 31, 2001 was 516.

Dividends

            The Company is a legal entity separate and distinct from the Bank.  The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by the Bank to the Company.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

            Dividends are payable with respect to the Bank common stock only when and if declared by the Bank’s board of directors.  The Bank is restricted in its ability to pay dividends by the FICG, which provides that a bank may not pay dividends when it is insolvent or when the payment thereof would render the bank insolvent or when the declaration or payment would be contrary to any restrictions contained in a bank’s articles of incorporation.  It then places the following further restrictions on the payment of dividends:

  dividends may not be declared or paid at any time the Bank does not have paid-in capital and appropriated retained earnings which, in combination, equal at least 20% of its capital stock; and

  dividends may not be paid without the prior approval of the Georgia Department, if the dividends are in excess of specified amounts fixed by regulation of the Georgia Department.

            With respect to the Company, dividends may be paid out of funds legally available therefor in accordance with the provisions of the Georgia Business Corporation Code (the “GBCC”).  Under the GBCC, whether dividends may be paid is determined by implementing two basic tests:  an equity insolvency test and a balance sheet test.  The equity insolvency test prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business.  The balance sheet test prohibits the payment of a dividend if, after giving it effect, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.  In addition, the Federal Reserve generally prohibits a bank holding company from paying any dividends on its common stock if at such time its debt to equity ratio is equal to or greater than 30%.  Further, the Company’s ability to pay dividends is subject to the financial performance of the Bank, which is dependent upon, among other things, the local economy, the success of the bank’s lending activities, compliance of the bank with applicable regulations, investment performance and the ability to generate fee income.

            Prior to consummation of the holding company reorganization, the Bank declared annual dividends of $181,300, or $.50 per share in 2000.

            The Company declared dividends of $181,300, or $.50 per share in 2001.

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

            On November 1, 2000, in connection with effecting a one bank holding company reorganization, and in accordance with the terms of the plan of reorganization, each of the 362,600 outstanding shares of the Bank’s common stock were exchanged, on a one-for-one basis, for 362,600 shares of the Company common stock.  These shares were not registered under the Securities Act, in reliance on the exemption set forth in Section 3(a)(12) thereof.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

            This analysis has been prepared to provide insight into the consolidated financial condition of the Company and to address the factors which the Company believes has affected the Company’s results of operations.

            As the holding Company reorganization pursuant to which the Company became the sole shareholder of the Bank became effective November 1, 2000, all financial information for earlier periods relates to the Bank, rather than the Company.

Results of Operations

            The Company and the Bank reported consolidated net income of $1,277,446 ($3.52 earnings per share) for the year ended December 31, 2001 compared to $1,175,077 ($3.24 earnings per share) for the year ended December 31, 2000.  Net interest income after provision for loan losses was $4,053,101, $3,705,878 and $3,163,041 for the three years ended December 31, 2001, 2000, and 1999, respectively.  The provision for loan losses was $425,000, $170,000 and $182,500 for the three years ended December 31, 2001, 2000 and 1999, respectively.  Non-interest income totaled $1,084,446, $855,776 and $752,384 for the three years ended December 31, 2001, 2000 and 1999, respectively and non-interest expenses totaled $3,144,042, $2,734,854 and $2,488,155 for the three years ended December 31, 2001, 2000 and 1999, respectively.

            The Company believes the increase in net income over these periods can be attributed principally to a 25.8% increase in the loan portfolio, and a 26.7% increase in non-interest income.  The following table summarizes the results of operations of the Company for the three years ended December 31, 2001.

	Years Ended December 31,

	2001	2000	1999

Interest income	$ 8,385,337	$ 7,170,494	$ 5,787,543
Interest expense	3,907,236	3,294,616	2,442,002

Net interest income	4,478,101	3,875,878	3,345,541
Provision for loan losses	425,000	170,000	182,500
Noninterest income	1,084,446	855,776	752,384
Noninterest expenses	3,144,043	2,734,854	2,488,155

Income before taxes	1,993,504	1,826,800	1,427,270
Income taxes	716,059	651,723	513,406

Net income	$ 1,277,445	$ 1,175,077	$ 913,864

	Years Ended December 31,

	2001	2000	1999

Return on assets (net income divided
by average total assets)	1.24%	1.39%	1.28%
Return on equity (net income divided by
average equity)	15.32%	16.76%	14.68%
Dividend payout ratio (dividends declared
per share divided by diluted net income
per share)	14.20%	15.40%	19.80%
Equity to assets ratio at December 31
(average equity divided by average total
assets)	9.15%	9.04%	9.31%

Management’s Discussion and Analysis

Table 1 – Net Interest Income and Average Balances ($ in thousands)

	2001			2000			1999

		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-earning assets:
Deposits in other banks	$ 124	$ 2	1.61%	$ 25	$ 1	4.00%	$ 45	$ 2	4.44%
Taxable investment securities	15,608	925	5.93%	15,952	982	6.16%	11,937	690	5.78%
Nontaxable investment securities	748	32	4.28%	307	13	4.23%	45	2	4.44%
Federal funds sold	2,681	87	3.25%	3,135	195	6.22%	3,519	180	5.12%
Total loans	77,025	7,340	9.53%	59,309	5,980	10.08%	50,411	4,916	9.75%

Total interest-earning assets	96,186	8,386		78,728	7,171		65,957	5,790

Yield on average
interest-earning assets			8.72%			9.11%			8.78%

Noninterest-earning assets:
Cash and due from banks	2,780			2,395			2,844
Premises and equipment	2,012			1,975			2,066
Other real estate owned	1			268			142
Interest receivable and other assets	1,901			1,694			1,513

Total noninterest-earning assets	6,694			6,332			6,565

TOTAL ASSETS	$ 102,880			$ 85,060			$ 72,522

Interest-bearing liabilities:
Demand deposits	$ 17,734	479	2.70%	$ 12,651	337	2.66%	$ 11,112	$ 274	2.47%
Savings and time deposits	59,481	3,295	5.54%	52,013	2,907	5.59%	42,357	2,136	5.04%
Federal funds purchased	120	5	4.17%	17	1	5.88%	39	2	5.13%
Repurchase agreements	-	-	-	-	-	-	145	4	2.76%
Federal Home Loan Bank advances	2,916	128	4.39%	822	50	6.08%	480	26	5.42%

Total interest-bearing liabilities	80,251	3,907		65,503	3,295		54,133	2,442

Cost of average interest-bearing
liabilities			4.87%			5.03%			4.51%

Noninterest bearing liabilities:
Demand deposits	13,599			11,500			10,540
Interest payable and other liabilities	737			713			2,086

Total noninterest-bearing liabilities	14,336			12,213			12,626

Total liabilities	94,587			77,716			66,759
Stockholders’ equity	8,293			7,344			5,763

Total liabilities and
stockholders’ equity	$ 102,880			$ 85,060			$ 72,522

Net interest income		$ 4,479			$ 3,876			$ 3,348

Net yield on interest-earning
assets			4.66%			4.92%			5.08%

Management’s Discussion and Analysis

Table 2 – Rate/Volume Variance Analysis ($ in thousands)

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

	Years Ended December 31
	2000 Vs 2001			1999 Vs 2000

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest income
Deposits in other banks	$ 4	$ (3)	$ 1	-	-	-
Taxable investment securities	(21)	(36)	(57)	$ 232	$ 62	$ 294
Nontaxable investment securities	19	-	19	12	(1)	11
Federal funds sold	(28)	(80)	(108)	(19)	33	14
Loans	1,784	(424)	1,360	868	196	1,064

Total	1,758	(543)	1,215	1,093	290	1,383

Interest expense
Demand deposits	135	-	135	39	24	63
Savings and time deposits	418	(30)	388	485	286	771
Federal funds purchased	6	(2)	4	(1)	-	(1)
Repurchase agreements	-	-	-	(4)	-	(4)
Federal Home Loan Bank advances	127	(49)	78	19	5	24

Total	686	(81)	605	538	315	853

Net interest income	$ 1,072	$ (462)	$ 610	$ 555	$ (25)	$ 530

Net Interest Income

            Net interest income is the Company’s primary source of income.  It is the net of income generated by interest earning assets less the interest paid on interest bearing liabilities.  Interest earning assets for the Company include loans, investment securities, federal funds sold, and interest earning deposits in other banks.  The Company’s interest bearing liabilities include deposits, federal funds purchased, and Federal Home Loan Bank advances.

            In 2001, net interest income was $4,478,101, representing an increase of 15.54% as compared to 2000.  The average yield on interest earning assets decreased to 8.72% in 2001 from 9.11% in 2000, and the average rate paid on interest bearing liabilities decreased to 4.87% in 2001 from 5.03% in 2000.  The net interest income (net interest income divided by average interest earning assets) decreased to 4.66% in 2001 from 4.92% in 2000.  This decrease is primarily attributable to a significant decrease in the prime rate in 2001.

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

Management’s Discussion and Analysis

Provision for Loan Losses

            Credit risk is inherent in the business of making loans.  The Bank sets aside an allowance for loan losses through charges to earnings, which charges are reflected in the income statement as the provision for loan losses.  The provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb the losses inherent in the Bank’s loan portfolio.

            The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio.  Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses.  In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio.  Management also considers such factors as the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.  The Bank has two principal methods for analyzing the reserve:  the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  At December 31, 2001, the allowance for loan losses was believed to be adequate to provide for potential losses in the loan portfolio.

            The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators.  During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

            The provision for loan losses was $425,000 for the year ended December 31, 2001, compared to $170,000 for the year ended December 31, 2000.  The ratio of the allowance for loan losses to total loans at the end of the period was 1.24% and 1.15% as of December 31, 2001 and 2000, respectively.

Management’s Discussion and Analysis

Noninterest Income

            Noninterest income consists of revenues generated from a range of financial services and activities.  The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds, checks and fees charged for nondeposit services.  Table 3 below provides a summary of noninterest income for the years ended December 31, 2001, 2000 and 1999.

Table 3 – Sources of Noninterest Income

	For the years ended December 31,

	2001	2000	1999

Service charges on deposit accounts	$ 845,801	$ 674,217	$ 583,132
Other service charges and fees	221,218	168,062	163,001
Other income	17,427	13,497	6,251

Total Noninterest Income	$ 1,084,446	$ 855,776	$ 752,384

            Noninterest income increased by $228,670 in 2001 or 26.7% compared to 2000.  Service charges on deposit accounts increased by $171,584 for the year ended December 31, 2001.  The increase in service charges on deposit accounts is due to an increase in the amount of insufficient fee income and an increase in deposit accounts.

            Noninterest income increased by $103,392 in 2000 or 13.7% compared to 1999. This was due primarily to an increase in credit life insurance and fees on customercheck sales.

Noninterest Expense

            The major components of other expense for the years ended December 31, 2001, 2000 and 1999 are disclosed in Table 4.

Table 4 – Sources of Noninterest Expense
	For the years ended December 31,

	2001	2000	1999

Salary and benefits	$ 1,581,081	$ 1,310,698	$ 1,216,923
Occupancy expense	202,686	195,007	184,290
Equipment expense	170,122	218,155	219,121
Other	1,190,153	1,010,994	867,821

Total Noninterest Expense	$ 3,144,042	$ 2,734,854	$ 2,488,155

            Noninterest expenses increased during 2001 by $409,188 or 15% compared to 2000.  This increase was primarily due to an increase in salaries and employee benefits of $270,383 and an increase in other expenses of $179,159.

Management’s Discussion and Analysis
Table 4 – Sources of Noninterest Expense (Continued)

            Noninterest expenses increased during 2000 by $246,699 or 9.9% compared to 1999.  This increase was primarily due to an increase in other expenses of $143,173.  This increase includes a $61,624 increase in marketing expense, as a result of the increasing competitive environment of the local market.  There was also an increase in other outside consulting fees, supplies and expense on other real estate.  In addition, the Bank experienced an increase in salary and benefits expenses of $93,775.

            The overhead ratio of noninterest expense to operating income decreased from 60.71% in 1999 to 56.52% for the year ended December 31, 2001.  Management believes that this trend should continue with the monitoring of the noninterest expenses.

Analysis of Financial Condition

Table 5 – Average Asset Mix ($ in thousands)

	For the years ended December 31,
	2001		2000

	Average		Average
	Balance	%	Balance	%

Earning assets:
Loans, net	$ 77,025	74.87%	$ 59,309	69.73%
Investment securities	16,356	15.90%	16,259	19.11%
Federal funds sold	2,681	2.61%	3,135	3.69%
Interest-bearing bank balances	124	0.12%	25	0.03%

Total earning assets	96,186	93.49%	78,728	92.56%

Nonearning assets:
Cash and due from banks	2,780	2.81%	2,395	2.81%
Property and equipment	2,012	1.96%	1,975	2.32%
Other real estate owned	1	0.00%	268	0.32%
Other assets	1,901	1.85%	1,694	1.99%

Total nonearning assets	6,694	6.61%	6,332	7.44%

Total assets	$ 102,880	100.00%	$ 85,060	100.00%

            Average earning assets have increased 20.47% from December 31, 2000 to December 31, 2001.  Total earning assets represent 93.49% of total average assets at December 31, 2001 compared to 92.56% at December 31, 2000.  At December 31, 2001, average loans represented 74.87% of total average assets compared to 70.05% at December 31, 2000.  Investments decreased from 22.80% in 2000 to 18.50% in 2001.  The percent mix of average assets of loans and investments have changed minimally from 2000 to 2001.

Loans

            Types of Loans. The loan portfolio is dominated by real estate loans.  These loans make up 66% of the total loan portfolio at December 31, 2001.  Commercial loans accounted for 21% of the loan portfolio.  Such loans are generally made to provide operating lines of credit, to finance the purchase of inventory or equipment and for other business purposes.  Consumer loans accounted for 13% of the loan portfolio as of December 31, 2001.

            Consumer loans are made primarily for vehicle purchases, home improvements, personal needs and overdraft protection.  The amount of loans outstanding by type at December 31, 2001 and 2000 is presented in Table 6.

Management’s Discussion and Analysis

Table 6 – Loan Portfolio Summary ($ in thousands)

	At December 31,

	2001		2000

	Amount	%	Amount	%

Construction and development	$ 3,269	3.77%	$ 2,721	3.94%
1-4 family residential	26,129	30.10%	19,552	28.32%
5 or more family residential	739	0.85%	737	1.07%
Farmland	3,434	3.96%	4,306	6.24%
Nonfarm, nonresidential	23,969	27.62%	19,574	28.36%

Total real estate	57,540	66.29%	46,890	67.93%
Agriculture	1,785	2.06%	2,311	3.35%
Commercial and industrial	16,487	18.99%	10,503	15.22%
Consumer	10,922	12.58%	9,289	13.46%
Other	63	0.07%	30	0.04%

Total	$ 86,797	100.00%	$ 69,023	100.00%

            Maturities and Sensitivities to Changes in Interest Rates.  Total loans as of December 31, 2001 are shown in the following table according to type and maturity classifications of (i) three months or less, (ii) three months to 12 months, (iii) one year to five years and (iv) over five years.

Management’s Discussion and Analysis

Table 7 – Maturity Schedule of Loans ($ in thousands)

	Commercial,			Total
	Financial and	Real
	Agricultural	Estate	Others	Amount	%

Fixed rate loans:
Three months or less	$ 3,296	$ 11,724	$ 1,717	$ 16,737	20.49%
Over three months to
twelve months	4,173	15,396	3,007	22,576	26.01%
Over one year to five
years	7,341	25,282	5,945	38,568	44.43%
Over five years	568	1,272	236	2,076	2.39%

Total fixed rate loans	15,378	53,674	10,905	79,957	92.12%

Variable rate loans:
Three months or less	1,073	1,215	6	2,294	2.64%
Over three months to
twelve months	1,509	763	9	2,281	2.63%
Over one year to
five years	-	145	3	148	0.17%
Over five years	-	2,101	16	2,117	2.44%

Total variable rate loans	2,582	4,224	34	6,840	7.88%

Total loans:
Three months or less	4,369	12,939	1,723	19,031	21.93%
Over three months to
twelve months	5,682	16,159	3,016	24,857	28.64%
Over one year to
five years	7,341	25,427	5,948	38,716	44.61%
Over five years	568	3,373	252	4,193	4.83%

Total loans	$ 17,960	$ 57,898	$ 10,939	$ 86,797	100.00%

            Actual repayments of loans may differ from contractual maturities reflected above because borrowers have the right to prepay obligations with and without prepayment penalties.  Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayment of such loans.

Management’s Discussion and Analysis

            Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan.  Competitive pressures and availability of funds influence interest rates.  On average, loans yielded 9.54% for the year ended December 31, 2001 compared to an average yield of 9.93% in 2000.

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

            The investment portfolio yielded the Company an approximate yield of 5.27% at December 31, 2001 compared to 6.07% at December 31, 2000.

Table 8 – Investment Securities ($ in thousands)

            The following table summarizes the maturity of the Bank’s investment securities and weighted average yield as December 31, 2001.

December 31, 2001, Available for Sale

	In One	One Year	After Five
	Year	Through Five	Through	After Ten
	or Less	Years	Ten Years	Years	Total

Investment securities:
U.S. Government agencies	$ 500	$ 3,231	$ 4,450	-	$ 8,181
Mortgage-backed securities	176	1,460	1,263	$ 3,284	6,183
State and municipal securities	-	100	953	158	1,211
Corporate debt securities	-	2,295	1,026	-	3,321
Other securities	300	-	-	-	300

Total	$ 976	$ 7,086	$ 7,692	$ 3,442	$ 19,196

Weighted average yields:
U.S. Government agencies	5.45%	5.15%	4.20%	-	4.60%
Mortgage-backed securities	6.29%	6.88%	6.03%	5.23%	5.82%
State and municipal securities	-	4.37%	4.03%	4.38%	4.10%
Corporate debt securities	-	6.33%	6.29%	-	6.33%
Other securities	5.82%	-	-	-	5.82%

Consolidated	6.12%	5.95%	4.74%	5.18%	5.27%

Management’s Discussion and Analysis

Table 8 – Investment Securities (continued)
December 31, 2000, Available for Sale

	In One	One Year	After Five
	Year	Through Five	Through	After Ten
	or Less	Years	Ten Years	Years	Total

Investment securities:
U.S. Government agencies	$ 2,498	$ 6,673	$ 496	-	$ 9,667
Mortgage-backed securities	31	766	2,091	$ 2,341	5,229
State and municipal securities	-	100	205	-	305
Corporate debt securities	-	-	245	-	245
Other securities	259	-	-	-	259

Total	$ 2,788	$ 7,539	$ 3,037	$ 2,341	$ 15,705

Weighted average yields:
U.S. Government agencies	5.88%	5.84%	7.51%	-	6.22%
Mortgage-backed securities	5.09%	6.78%	6.91%	5.57%	6.46%
State and municipal securities	-	4.60%	4.39%	-	4.38%
Corporate debt securities	-	-	7.23%	-	7.23%
Other securities	7.32%	-	-	-	7.32%

Consolidated	6.12%	5.95%	6.72%	5.57%	6.07%

               The following table summarizes the book value and market value and distribution of the Bank’s investment securities as of the dates indicated.  All securities held at December 31, 2001 and 2000 were categorized as available for sale.

At December 31,

	2001		2000

	Book Value	Market Value	Book Value	Market Value

	(dollars in thousands)
U.S. Government securities	$ 8,181	$ 8,241	$ 9,667	$ 9,629
Mortgage-backed securities	6,183	6,251	5,229	5,199
State and municipal securities	1,212	1,203	305	306
Corporate debt securities	3,320	3,382	245	249
Other securities	300	300	259	259

Total	$19,196	$ 19,377	$ 15,705	$ 15,642

Management’s Discussion and Analysis

            Average federal funds sold totaled $2,680,567 for the year ended December 31, 2001 compared to $3,135,464 for 2000.  Federal funds were down in 2001 due to the growth in loans.  Federal funds is the Company’s most liquid asset with the lowest yielding portion of earning assets.  Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

Deposits

            The Bank relies on deposits generated in the market area to provide the majority of funds needed by the Company to fund loans and invest in liquid assets.  The Bank specifically relies on core deposits as the primary funding source.

            There was a 20.41% increase in total deposits at December 31, 2001 from December 31, 2000.  The largest growth was an increase of $7 million in certificates of deposit over $100,000.  The Bank also has strong noninterest-bearing deposits, which represented 18.01% of total deposits at December 31, 2001 and 14.59% at December 31, 2000.

Management’s Discussion and Analysis

            The amounts of deposits classified as to interest-bearing deposits and noninterest-bearing deposits for the periods indicated are presented below.

Table 9 – Deposit Mix

	December 31, 2001		December 31, 2000

	Balance	%	Balance	%

Interest-bearing deposits:
Now Accounts	$ 9,230,703	14.61%	$ 12,522,941	14.61%
Money Market	11,840,498	11.48%	6,934,733	8.10%
Savings	5,116,169	4.96%	3,886,834	4.54%
Small denomination certificates	29,355,795	28.46%	26,958,887	31.47%
Large denomination certificates	29,867,632	28.95%	22,854,997	26.68%

Total interest-bearing deposits	85,410,797	82.80%	73,158,392	85.40%
Noninterest-bearing deposits	17,743,307	17.20%	12,507,292	14.60%

Total deposits	$ 103,154,104	100.00%	$ 85,665,684	100.00%

            Table 10 provides a maturity schedule for certificates of deposit of $100,000 and over at December 31, 2001.

Table 10 – Large Time Deposit Maturities

Analysis of time deposits for $100,000 or more at December 31, 2001:

Remaining maturity of three months or less	$ 12,140,935
Remaining maturity of three through six months	8,142,871
Remaining maturity six months through twelve months	8,499,869
Remaining maturity over twelve months	1,083,957

Total time deposits of $100,000 or more	$ 29,867,632

            Even though the Company has seen a large increase in large deposits, management has not aggressively solicited the more volatile deposits.  The strategy of management is to fund loan and investment growth with largely core deposits.

Nonperforming and Problem Assets

            There are certain credit risks associated in making loans.  Management assesses these risks and attempts to manage them effectively.  The Company adheres to internal loan policies and procedures to reduce the risks associated with lending.  The policies include officer and customer limits with anything outside the officer’s limit being approved by the loan committee.  The Company has documentation software in place to help track documentation exceptions by officer.

Management’s Discussion and Analysis

Table 11 – Nonperforming Assets

            The following table contains information concerning the outstanding balances of nonperforming assets at December 31, 2001 and 2000.

Nonperforming and Problem Assets

	December 31,

	2001	2000

Nonaccrual loans	$ 356,823	$ 466,391
Other real estate owned	-	1,983

	$ 356,823	$ 468,374

            Nonaccrual loans were .41% and .68% of outstanding loans at December 31, 2001 and 2000, respectively.  The Bank did not have any other real estate at December 31, 2001.

            The reduction in interest income associated with nonaccrual loans as of December 31, 2001 is as follows:

Total

Interest income that would have been recorded on nonaccrual loans under original terms	$ 32,557
Interest income that was recorded on nonaccrual loans	20,422

Reduction in interest income	$ 12,135

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

Credit Losses

            The allowance for loan losses is established to provide for expected losses in the Company’s loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses.  Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook.  The Company has two methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  Based on the two methods, the Company believes that the reserve is adequate at this time.

            The provision for loan losses and the activity in the allowance for credit losses are detailed in Table 12.

Management’s Discussion and Analysis
Table 12 – Credit Losses

	For the years ended December 31,
	2001	2000

Allowance for loan losses at beginning of year	$ 793,473	$ 857,947

Loans charged off:
Real estate – construction	-	-
Real estate – mortgage	37,508	35,042
Commercial and agricultural	-	39,345
Consumer	204,694	239,148

Total loans charged off	242,203	313,535

Recoveries on loans previously charged off:
Real estate – construction	-	-
Real estate – mortgage	27,240	57,230
Commercial and agricultural	-	-
Consumer	69,676	21,831

Total recoveries	96,916	79,061

Net loans charged off	145,287	234,474

Additions to allowance charged to operations	425,000	170,000

Balance of allowance for loan losses at end of year	$1,073,186	$ 793,473

Ratio of net loans charged off during the period to average loans outstanding during the period	.19	.39

                Management allocated the reserve for loan losses to specific loan classes as follows:

	At December 31,

	2001		2000

		Percent of		Percent of
		Loans in		Loans in
		Category to		Category to
	Amount	Total Losses	Amount	Total Losses

Real estate - Construction	$ 32,196	3%	$ 23,804	3%
Real estate - Mortgage	676,107	63%	507,823	64%
Commercial and agricultural	225,369	21%	150,760	19%
Consumer	139,514	13%	111,086	14%

	$ 1,073,186		$ 793,473

Management’s Discussion and Analysis

            The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators.  During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

            The following table summarizes the commitments outstanding at December 31, 2001 and 2000:

	2001	2000

Commitments to extend credit	$ 11,435,127	$ 7,257,602
Standby letters of credit	681,500	170,240

	$ 12,116,627	$ 7,427,842

            Commitments to extend credit include unused commitments for open-end lines secured by real estate, marketable securities, accounts receivable, crops, inventory, equipment and personal property.  Commitments and standby letters of credit increased by $4.7 million from December 31, 2000 to December 31, 2001, an increase of 63.12%.

Liquidity

            Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs.  The Bank manages its liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that the operations of the Bank are not interrupted.  While the Bank looks primarily to core deposits as its principal source of liquidity, Federal funds, securities available for sale, maturities of securities, and principal payments on loans are also available to meet the Bank’s liquidity needs.  Access to funds through relationships with correspondent banks provides an additional source of liquidity.  Liquidity needs at the Bank can also be met through loan participations sold to other financial institutions.

            The table below presents the pertinent liquidity balances and ratio for the periods ended December 31, 2001 and 2000.

	December 31,

	2001	2000

Cash and due from banks	$ 6,021,185	$ 5,428,933
Federal funds sold	-	$ 3,030,000
Investment securities	$ 19,377,441	$ 15,641,669
Time deposits over $100,000 to total deposits ratio	.29	.27
Loan to deposit ratio	.83	.80

            Cash and due from banks totaled $6 million at December 31, 2001, an increase of 10.9% compared to 2000.  The Bank did not have any federal funds sold at December 31, 2001, compared to $3.03 million at December 31, 2000.  Federal funds are the Bank’s most liquid interest earning asset, but provide the lowest yield of earning assets.  Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

            At December 31, 2001, the liquidity position of the Bank was considered by management of the Bank to be adequate.  Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Asset and Liability Management

            It is the Bank’s objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies.  Certain officers of the Bank are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.

            The Bank’s asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities prepared and presented to the board of directors of the Bank and the Bank’s Asset/Liability Committee on a quarterly basis.  The objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.  An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less.  The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If the Bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

            A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  Accordingly, the Bank also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps”) which limit changes in interest rates.  Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap.  The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The following table summarizes interest-sensitive assets and liabilities for the Bank as of December 31, 2001.

Table 13 – Interest Rate Sensitivity ($ in thousands)

	December 31, 2001 Maturities

	1 to 3	4 to 12	13 to 60	Over 60
	Months	Months	Months	Months	Total

Earning Assets:
Loans	$ 19,031	$ 24,857	$ 38,716	$ 4,193	$ 86,797
Investments	-	676	7,159	11,434	19,269
Interest-bearing balances
with banks	26	-	-	-	26
Federal funds sold	-	-	-	-	-

Total	$ 19,057	$ 25,533	$ 45,875	$ 15,627	$ 106,092

Interest-bearing deposits:
Now accounts	$ 577	$ 2,308	$ 6,346	-	$ 9,231
Money market	740	2,960	8,140	-	11,840
Savings	320	1,279	3,517	-	5,116
Certificates of deposit	19,441	36,211	3,571	-	59,223

Total	$ 21,078	$ 42,758	$ 21,574	-	$ 85,410

Interest sensitivity gap	$ (2,021)	$ (17,225)	$ 24,301	$ 15,627	$ 20,682
Cumulative interest
sensitivity gap	$ (2,021)	$ (19,246)	$ 5,055	$ 20,682	$ 20,682
Ratio of sensitive assets to
sensitive liabilities	90.41%	59.72%	212.64%	N/A	124.21%
Cumulative ratio of
sensitive assets to
sensitive liabilities	90.41%	69.85%	105.92%	124.21%	124.21%

            As evidenced by the table above, the Bank is cumulatively liability sensitive within one year. Beyond one year, the bank is cumulatively asset sensitive, and is particularly asset sensitive in the range of one to five years.  In a rising interest rate environment, an asset sensitive position (a gap ratio over 100%) is generally more advantageous as earning assets are repriced sooner than the liabilities.  Conversely, in a declining interest rate environment, a liability sensitive position (a gap ratio of less than 100%) is generally more advantageous since liabilities are repriced sooner than assets.

Capital Adequacy

            The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while "Tier 2” capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at December 31, 2001 are shown below:

	Minimum Regulatory Requirement	Actual

Total capital to risk adjusted assets..................	8.00	11.13
Tier I capital to risk adjusted assets.................	4.00	9.91
Tier I leverage ratio (to average assets)............	4.00	7.66

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

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
                        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The information appearing under the headings “Election of Directors,” “Executive Officers” and “Section 16(a), Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2002 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 23, 2002, is incorporated herein by reference.

ITEM 10.        EXECUTIVE COMPENSATION

           The information appearing under the heading “Executive Compensation” in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT

            The information appearing under the heading “Principal Shareholders” in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Transactions” in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)        Exhibits.  Periodic reports, registration statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended, and the Securities Exchange Act of 1934, as amended, may be inspected and copied at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

Exhibit No.	Description
2.1

Plan of Reorganization and Agreement to Merge, dated as of April 25, 2000, by and among the Company, FMB Interim Corp. and Farmers & Merchants Bank (Incorporated herein by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).
3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).
10.1	1998 Nonqualified Stock Option. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 ((Commission File No. 000-32399)).
10.2

Form of Director Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 ((Commission File No. 000-32399)).

10.3*	Employment Agreement by and between Farmers & Merchants Bank and Leonard E. Herrington.
10.4*	Employment Agreement by and between Farmers & Merchants Bank and Charles R. Nessmith.
21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 ((Commission File No. 000-32399)).

*Compensation Plan or arrangement required to be listed as an Exhibit to Form 10-KSB.

(b)        Reports on Form 8-K.

            None.

FMB EQUIBANC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

DABBS, HICKMAN, HILL & CANNON, LLP
Certified Public Accountants

Statesboro, Georgia 30458

INDEPENDENT AUDITOR’S REPORT

Board of Directors
FMB Equibanc, Inc.
Statesboro, Georgia 30458

We have audited the accompanying consolidated balance sheets of FMB Equibanc, Inc. and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FMB Equibanc, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dabbs, Hickman, Hill & Cannon, LLP

January 18, 2002

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

A S S E T S

	DECEMBER 31,	DECEMBER 31,
	2001	2000

Cash and due from banks	$ 6,021,185	$ 5,428,933
Federal funds sold	-	3,030,000
Investment securities available for sale, at fair value	19,377,441	15,641,669
Loans, less allowance for loan losses of $1,073,186 and
$793,473	85,724,307	68,230,020
Bank premises and equipment, net	2,065,651	1,945,026
Accrued interest receivable	1,347,766	1,145,236
Deferred income taxes	191,732	192,868
Refundable income taxes	-	29,802
Other assets	357,082	325,622

TOTAL ASSETS	$ 115,085,164	$ 95,969,176

L I A B I L I T I E S A N D
S T O C K H O L D E R S’ E Q U I T Y

Deposits
Demand	$ 18,573,297	$ 12,507,292
Money market and NOW accounts	20,241,212	19,457,674
Savings	5,116,169	3,886,834
Time deposits, $100,000 and over	29,867,632	22,854,997
Other time deposits	29,355,794	26,958,887

Total deposits	103,154,104	85,665,684

Accrued interest payable	348,906	349,134
Income taxes payable	209,091	-
Federal funds purchased	1,763,000	-
Federal Home Loan Bank advances	451,623	2,163,646
Other liabilities	298,813	174,186

Total liabilities	106,225,537	88,352,650

Commitments and contingent liabilities

Stockholders’ equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	362,600	362,600
Surplus	3,075,660	3,075,660
Appropriated retained earnings	3,561,740	1,561,740
Unappropriated retained earnings	1,750,810	2,654,664
Accumulated other comprehensive income	108,817	(38,138)

Total stockholders’ equity	8,859,627	7,616,526

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 115,085,164	$ 95,969,176

The Notes to Financial Statements are an integral part of these statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2001	2000	1999

INTEREST INCOME
Interest and fees on loans	$ 7,339,762	$ 5,979,620	$ 4,915,953
Interest and dividends on investment
securities	958,968	996,340	691,094
Interest on federal funds sold	86,607	194,534	180,496

Total interest income	8,385,337	7,170,494	5,787,543

INTEREST EXPENSE
Interest on deposits	3,773,891	3,244,256	2,410,650
Interest on federal funds purchased	5,403	774	2,009
Interest on other borrowings	-	-	3,660
Interest on Federal Home Loan Bank Advances	127,942	49,586	25,683

Total interest expense	3,907,236	3,294,616	2,442,002

NET INTEREST INCOME	4,478,101	3,875,878	3,345,541

PROVISION FOR LOAN LOSSES	425,000	170,000	182,500

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,053,101	3,705,878	3,163,041

NONINTEREST INCOME
Service charges on deposit accounts	845,801	674,217	583,132
Other service charges, commissions, and fees	221,218	168,062	163,001
Other	17,427	13,497	6,251

Total noninterest income	1,084,446	855,776	752,384

NONINTEREST EXPENSES
Salaries and employee benefits	1,581,081	1,310,698	1,216,923
Occupancy expense	202,686	195,007	184,290
Equipment expense	170,122	218,155	219,121
Loss on sale of investment securities	-	-	5,408
Other	1,190,153	1,010,994	862,413

Total noninterest expenses	3,144,042	2,734,854	2,488,155

INCOME BEFORE INCOME TAXES	1,993,505	1,826,800	1,427,270

INCOME TAXES	716,059	651,723	513,406

NET INCOME	$ 1,277,446	$ 1,175,077	$ 913,864

EARNINGS PER SHARE	$ 3.52	$ 3.24	$ 2.52

AVERAGE SHARES OUTSTANDING	362,600	362,600	362,600

The Notes to Financial Statements are an integral part of these statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

						Accumulated
	Common Stock			Appropriated	Unappropriated	Other
				Retained	Retained	Comprehensive
	Shares	Par Value	Surplus	Earnings	Earnings	Income	Total

Balance, December 31, 1998	362,600	$ 362,600	$ 3,075,660	$ 561,740	$ 1,928,323	$ (17,578)	$ 5,910,745

Transfers	-	-	-	1,000,000	(1,000,000)	-	-

Comprehensive income
Net income	-	-	-	-	913,864	-	913,864
Other comprehensive income, net of tax
Change in unrealized losses on investment
securities available for sale, net of deferred tax of $145,512	-	-	-	-	-	(218,269)	(218,269)
Less: reclassification adjustment	-	-	-	-	-	(13,094)	(13,094)

Total comprehensive income							682,501

Cash dividends declared, $.50 per share on 362,600 shares	-	-	-	-	(181,300)	-	(181,300)

Balance, December 31, 1999	362,600	362,600	3,075,660	1,561,740	1,660,887	(248,941)	6,411,946

Comprehensive income
Net income	-	-	-	-	1,175,077	-	1,175,077
Other comprehensive income, net of tax
Change in unrealized losses on investment
securities available for sale, net of deferred tax of $140,535	-	-	-	-	-	210,803	210,803

Total comprehensive income							1,385,880

Cash dividends declared, $.50 per share on 362,600 shares	-	-	-	-	(181,300)	-	(181,300)

Balance, December 31, 2000	362,600	362,600	3,075,660	1,561,740	2,654,664	(38,138)	7,616,526

Transfers	-	-	-	2,000,000	(2,000,000)	-	-

Comprehensive income
Net income	-	-	-	-	1,277,446	-	1,277,446
Other comprehensive income, net of tax
Change in unrealized gains/losses on investment securities
available for sale, net of deferred tax of $97,971	-	-	-	-	-	146,955	146,955

Total comprehensive income							1,424,401

Cash dividends declared, $.50 per share on 362,600 shares	-	-	-	-	(181,300)	-	(181,300)

Balance, December 31, 2001	362,600	$ 362,600	$ 3,075,660	$ 3,561,740	$ 1,750,810	$ 108,817	$ 8,859,627

The Notes to Financial Statements are an integral part of these statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,277,446	$ 1,175,077	$ 913,864
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	425,000	170,000	182,500
Depreciation	167,225	197,562	212,756
Loss on disposal of assets	-	-	5,408
Deferred income taxes	1,136	6,520	(31,096)
Other, net	(45,944)	(13,356)	7,645
(Increase) decrease in operating assets:
Accrued interest receivable	(202,530)	(337,096)	(41,615)
Refundable income taxes	29,802	(29,802)	-
Other assets	(31,460)	55,396	(539,846)
Increase (decrease) in operating liabilities:
Accrued interest payable	(228)	27,047	61,436
Income taxes payable	209,091	(36,104)	(64,040)
Other liabilities	124,627	(55,069)	29,434

Net cash provided by operating activities	1,954,165	1,160,175	736,446

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	3,030,000	1,650,000	(663,000)
Net increase in federal funds purchased	1,763,000	-	-
Purchases of investment securities available for sale	(14,245,657)	(2,173,949)	(9,408,803)
Proceeds from sale of investment securities
available for sale	-	-	894,406
Matured or redeemed investment securities
available for sale	10,702,785	1,482,627	3,562,548
Matured or redeemed investment securities held
to maturity	-	-	500,000
Net increase in loans	(17,919,288)	(15,958,102)	(9,830,769)
Additions to bank premises and equipment	(287,850)	(147,258)	(60,461)
Proceeds from assets and other real estate	-	528,684	93,161

Net cash used by investing activities	(16,957,010)	(14,617,998)	(14,912,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,488,420	13,632,946	14,838,696
Increase (decrease) in Federal Home
Loan Bank advances	(1,712,023)	1,688,897	(10,251)
Net (decrease) in other borrowings	-	-	(1,133,366)
Dividends paid	(181,300)	(181,300)	(181,300)

Net cash provided by financing
activities	15,595,097	15,140,543	13,513,779

NET INCREASE (DECREASE) IN CASH AND
DUE FROM BANKS	592,252	1,682,720	(662,693)

CASH AND DUE FROM BANKS, JANUARY 1	5,428,933	3,746,213	4,408,906

CASH AND DUE FROM BANKS, DECEMBER 31	$ 6,021,185	$ 5,428,933	$ 3,746,213

The Notes to Financial Statements are an integral part of these statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in previous years have been reclassified to conform to the current year’s presentation.

Use of Estimates
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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.”

Investment Securities
Debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.  Other marketable securities are classified as available for sale and are carried at fair value. Unrealized gains and losses, net of tax, on securities available for sale are reported in other comprehensive income.  Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable,

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Investment Securities
are reported as a reclassification adjustment, net of tax, in other comprehensive income.  Gains and losses on sales of securities are determined on the specific identification method.  Declines in the fair value of held to maturity securities and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

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

Bank Premises and Equipment
Bank premises and equipment are stated at cost.  Depreciation is computed using the straight-line method over the useful lives of the assets that range from 3 to 40 years.

Foreclosed Real Estate
At the time of the foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property’s new basis.  Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.  Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in operations.

Advertising Costs
Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $95,797, $111,952, and $50,223, respectively.

Income Taxes
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings Per Share
Earnings per share of common stock is computed by dividing net income by the weighted average number of shares outstanding during the year.

Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

NOTE 2 - BUSINESS COMBINATION
On November 1, 2000, the Bank reorganized into a one-bank holding company structure, becoming a wholly owned subsidiary of the Company.  The reorganization was accomplished through the merger of FMB Interim Corp., a Georgia Corporation and a wholly owned subsidiary of the Company (“Interim”), with and into the Bank, under the charter of the Bank and with the name of the Bank.  Each outstanding share of Farmers and Merchants Bank’s common stock was converted into and exchanged for one share of the Company’s common stock.  The merger was accounted for as a pooling of interests, and accordingly, all historical financial information for the Company has been restated to include the Bank’s historical information for all periods presented herein.

NOTE 3 - INVESTMENT SECURITIES
Investment securities have been classified according to management’s intent.  The amortized cost and fair values of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Securities available for sale

December 31, 2001:
U. S. Government agencies obligations	$ 8,180,809	$ 84,038	$ 23,965	$ 8,240,882
Mortgage-backed securities	6,183,117	85,999	17,867	6,251,249
State and municipal securities	1,211,502	1,801	9,818	1,203,485
Corporate debt securities	3,320,525	73,469	12,294	3,381,700
Other securities	300,125	-	-	300,125

	$ 19,196,078	$ 245,307	$ 63,944	$ 19,377,441

December 31, 2000:
U. S. Government agencies obligations	$ 9,667,225	$ 22,741	$ 60,527	$ 9,629,439
Mortgage-backed securities	5,229,478	42,661	73,153	5,198,986
State and municipal securities	305,094	645	20	305,719
Corporate debt securities	244,911	4,089	-	249,000
Other securities	258,525	-	-	258,525

	$ 15,705,233	$ 70,136	$ 133,700	$ 15,641,669

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (Continued)
The scheduled maturities of securities available for sale at December 31, 2001 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale

	Amortized	Fair
	Cost	Value

Due in one year or less	$ 500,000	$ 511,250
Due from one year through five years	12,212,836	12,314,817

	12,712,836	12,826,067
Mortgage-backed securities	6,183,117	6,251,249
Other securities	300,125	300,125

	$19,196,078	$19,377,441

There were no sales of investment securities during 2001 or 2000.

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB) and is required to maintain a minimum stock holding in FHLB stock.  Each member’s required minimum holding of FHLB stock is calculated annually by the FHLB.  The investment in FHLB stock is carried at cost, which represents fair value.  The carrying value of FHLB stock included in other securities at December 31, 2001 and 2000 is $250,700 and $209,100, respectively.

Investment securities with a carrying amount of approximately $7,927,584 and $11,321,646 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits as required or permitted by law.

NOTE 4 - LOANS
Major classifications of loans at are as follows:

	2001	2000

Commercial	$ 18,271,855	$ 12,813,884
Commercial real estate	27,402,928	23,879,689
Residential real estate	24,988,330	18,443,744
Real estate construction	3,268,842	2,720,870
Consumer and other installment	12,801,568	11,135,456
Overdrafts	63,970	29,850

Total loans	86,797,493	69,023,493
Allowance for loan losses	(1,073,186)	(793,473)

Loans, net	$ 85,724,307	$ 68,230,020

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (Continued)
Loans on which the accrual of interest has been discontinued or reduced amounted to $356,823, $466,391 and $102,448 at December 31, 2001, 2000 and 1999, respectively.  If interest on those loans had been accrued, such income would have approximated $20,422, $9,747 and $2,240 for 2001, 2000 and 1999, respectively.

Changes in the allowance for loan losses were as follows:

	2001	2000	1999

Balance, beginning of year	$ 793,473	$ 857,947	$ 767,285
Provision charged to operations	425,000	170,000	182,500
Loans charged off	(242,203)	(313,535)	(158,062)
Recoveries	96,916	79,061	66,224

Balance, end of year	$ 1,073,186	$ 793,473	$ 857,947

NOTE 5 - BANK PREMISES AND EQUIPMENT
Major classifications of these assets are summarized as follows:

	2001	2000

Land	$ 330,992	$ 320,992
Buildings	2,296,453	2,296,453
Furniture and equipment	1,499,641	1,221,792

Total cost	4,127,086	3,839,237
Accumulated depreciation	(2,061,435)	(1,894,211)

Net book value	$ 2,065,651	$ 1,945,026

Depreciation expense amounted to $167,225, $197,562, and $212,756 for 2001, 2000 and 1999, respectively.

Certain facilities and equipment are leased under various operating leases.  Rental expense for 2001, 2000 and 1999 was $18,674, $16,788 and $16,414, respectively.

NOTE 6 - DEPOSITS
At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

2002	$ 55,652,748
2003	2,555,734
2004	1,014,944

$ 59,223,426

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
The Federal Home Loan Bank Advances at December 31, 2001 consists of a Community Investment Program (CIP) advance taken on December 10, 1998, payable in monthly installments, including interest at 5.48 percent, through December 10, 2008 and a short term advance taken on October 17, 2000, which was payable on April 17, 2001, including interest at 6.82 percent.  The advances are collateralized by the Bank’s wholly owned residential (1-4 units) first mortgage loan portfolio.

Maturities of the advances for each of the next five years and in the aggregate are as follows:

Year ending December 31
2002	$ 13,022
2003	14,102
2004	15,273
2005	16,540
2006	17,913
Later years	374,773

$ 451,623

NOTE 8 - INCOME TAXES
The provision for income taxes consists of the following:

	2001	2000	1999

Current:
Federal	$ 724,358	$ 578,506	$ 507,007
State	85,772	66,697	37,495

	810,130	645,203	544,502

Deferred:
Federal	(79,960)	5,541	(44,832)
State	(14,111)	979	13,736

	(94,071)	6,520	(31,096)

Total income taxes	$ 716,059	$ 651,723	$ 513,406

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)
A reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows:

	2001		2000		1999

Tax based on statutory rate	$677,792	34.0%	$621,112	34.0%	$485,272	34.0%
Effect of tax-exempt income	(9,100)	(0.5)	(4,151)	(0.2)	(1,547)	(0.1)
Dividends received deduction	(4,546)	(0.2)	(4,614)	(0.3)	(4,911)	(0.3)
Nondeductible expenses	5,386	0.3	6,407	0.4	7,941	0.5
Other, net	(25,134)	(1.3)	(34,707)	(1.9)	(24,580)	(1.7)

	$644,398	32.3%	$584,047	32.0%	$462,175	32.4%

The components of the deferred income tax asset are as follows:

	2001	2000

Deferred tax assets	$ 363,596	$ 277,613
Deferred tax liabilities	(171,864)	(84,745)

Net deferred tax asset	$ 191,732	$ 192,868

NOTE 9 - PROFIT SHARING PLAN
The Bank participates in a 401(k) profit sharing plan.  All employees of the Bank who meet age and employment tenure qualifications specified in the plan are eligible to participate.  The Bank can contribute to the plan out of net income such amount as may be determined and authorized by the Board of Directors, but in no year shall the total contributed exceed 15 percent of the total compensation paid to employees who are eligible to participate for that year.  Participants may make voluntary contributions by payroll deduction or cash payment.  The Bank matches voluntary contributions made by participants up to 4 percent of the participant’s total compensation.  Including matching contributions, the Bank contributed $31,126, $25,929 and $19,460 to the plan for 2001, 2000 and 1999, respectively.

NOTE 10 - DEFERRED COMPENSATION AGREEMENTS
The Bank has entered into deferred compensation agreements with certain directors of the Bank to defer portions of their director fees and to receive equal monthly installments for 120 consecutive months after a certain retirement age (age 65 in most instances).  If the director dies before retirement age, the monthly benefit will be paid to the director’s designated beneficiary beginning the month following the death of the director.  Should the director die after retirement age before receiving the entire 120 monthly installments, the remaining monthly installments will be paid to the director’s designated beneficiary.  The Bank is currently funding the deferred compensation agreements with annuity contracts on each participating director.  Annuity contracts with a present value of approximately $71,794 and $68,250 are included in other assets at December 31, 2001 and 2000, respectively.  A deferred compensation liability has been set up which approximates the present value of the future payments related to service rendered to date.  The deferred compensation liability at December 31, 2001 and 2000, was $66,102 and $61,865, respectively.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS
At December 31, 2001 and 2000, certain employees, officers, directors, significant stockholders, and their affiliates (related parties) were indebted to the Bank in the aggregate amount of $2,704,464 and $1,667,175, respectively.  During 2001, new loans to such related parties amounted to $3,279,589 and repayments amounted to $2,242,300.

During the years ended December 31, 2001, 2000 and 1999, approximately $16,631, $15,400 and $7,400, respectively, in legal fees were paid to a legal firm in which one of the directors is a partner.

During the years ended December 31, 2001, 2000 and 1999, approximately $47,844, $11,100 and $11,600, respectively, in insurance premiums were paid to an insurance agency in which one of the directors is a partner.

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

	2001	2000

Commitments to extend credit	$ 11,435,127	$ 7,257,602
Standby letters of credit	681,500	170,240

	$ 12,116,627	$ 7,427,842

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Bank’s commitments is as follows:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the customer.  Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, crops, inventory, equipment and personal property.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2001, the Bank had unused federal funds lines of credit totaling $1,800,000 with correspondent banks.

During 1995, the Bank entered into a data processing agreement with a computer service center.  The agreement is for a three-year term expiring April, 1998 and includes automatic renewal for the same term unless terminated within 180 days prior to the expiration date.  Monthly fees for the data processing service vary based on required services, but average approximately $8,000 each month.  Total fees paid in 2001, 2000 and 1999 were approximately $115,500, $101,000 and $86,000, respectively.

NOTE 14 - CONCENTRATIONS OF CREDIT

All of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s market area which is primarily Bulloch County, Georgia and surrounding counties.  The concentrations of credit by type of loan are set forth in Note 4.  The Bank has the practice of maintaining cash balances in excess of federally insured limits with correspondent banks.

NOTE 15 - DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS
 Cash paid during the year for interest and income taxes was as follows:

	2001	2000	1999

Interest	$ 3,907,464	$ 3,267,569	$ 2,380,566
Income taxes	545,259	709,287	611,864

Noncash investing activities for 2001, 2000 and 1999 included an increase (decrease) in the unrealized loss on investment securities available for sale of ($244,926), ($351,338) and $363,781.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and Tier I capital to average total assets (as defined).  Management believes, as of December 31, 2001, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Department of Banking and Finance categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risked-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s prompt corrective action category.

The Company’s actual capital amounts and ratios are also presented in the table.

(000’s Omitted)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Capital
(to Risk Weighted Assets)	$ 9,824	11.13%	$ 7,062	8.00%	$ 8,827	10.00%
Tier I Capital
(to Risk Weighted Assets)	8,751	9.91%	3,531	4.00%	5,296	6.00%
Tier I Capital
(to Average Assets)	8,751	7.66%	4,570	4.00%	6,856	6.00%
As of December 31, 2000:
Total Capital
(to Risk Weighted Assets)	8,448	11.91%	5,673	8.00%	7,091	10.00%
Tier I Capital
(to Risk Weighted Assets)	7,655	10.79%	2,837	4.00%	4,255	6.00%
Tier I Capital
(to Average Assets)	7,655	9.04%	3,387	4.00%	5,081	6.00%

FMB EQUIBANC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - APPROPRIATED RETAINED EARNINGS
Appropriated retained earnings at December 31, 2001 represent retained earnings designated by the Company’s board of directors as unavailable for dividends.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002	FMB EQUIBANC, INC. By:/s/ Charles R. Nessmith Charles R. Nessmith President and Chief Executive Officer (Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles R. Nessmith Charles R. Nessmith	Director, President and Chief Executive Officer (principal executive officer)	March 28, 2002

/s/ Dwayne Rocker Dwayne Rocker	Chief Financial Officer (principal financial and accounting officer)	March 28, 2002

/s/ Frank C. Rozier Frank C. Rozier	Chairman of the Board of Directors	March 28, 2002

/s/ Leonard H. Blount Leonard H. Blount	Director	March 28, 2002

/s/ F. Wendell Brannen	Director	March 28, 2002
F. Wendell Brannen

/s/ R. Earl Dabbs R. Earl Dabbs	Director	March 28, 2002

/s/ Gerald M. Edenfield	Director	March 28, 2002
Gerald M. Edenfield

/s/ Origen J. James, Jr. Origen J. James, Jr.	Director	March 28, 2002

/s/ William R. Smith	Director	March 28, 2002
William R. Smith

/s/ Billy G. Tyson	Director	March 28, 2002
Billy G. Tyson

Links

Part I

Item 1.  Description of Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Part II

Item 5.  Market Price and Dividends on the Common Stock

Item 6.  Management’s Discussion and AnalyIsis of Financial Condition and Results of Operations

Item 7.  Financial Statements

Item 8.  Changes in Disagreements with Accountants

Part III

Item 9.  Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and and Related Transactions

Part IV

Item 13.  Exhibits and Reports on Form 8-K

Consolidated Financial Statements