Form 10QSB
period 2002-03-31
FMB EQUIBANC INC
filed 2002-05-15
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002.
( )	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes    [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2002
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    [_]      No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

A S S E T S

	MARCH 31,	DECEMBER 31,
	2002	2001

	(Thousands of Dollars)
Cash and due from banks	$4,126	$6,021
Federal funds sold	1,585	-
Investment securities available for sale, at fair value	18,854	19,377
Loans, less allowance for loan losses of $1,201,000 and
$1,073,000	91,280	85,724
Bank premises and equipment, net	2,142	2,066
Accrued interest receivable	1,133	1,348
Deferred income taxes	253	192
Other assets	475	357

TOTAL ASSETS	$119,848	$115,085

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$18,677	$18,573
Money market and NOW accounts	23,618	20,241
Savings	6,766	5,116
Time deposits, $100,000 and over	29,612	29,868

Other time deposits	29,365	29,356
Total deposits	108,038	103,154

Accrued interest payable	246	349
Income taxes payable	283	209
Federal funds purchased	-	1,763
Federal Home Loan Bank advances	1,948	451
Other liabilities	180	299

Total liabilities	110,695	106,225

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	363	363
Surplus	3,075	3,075
Appropriated retained earnings	3,562	3,562
Unappropriated retained earnings	2,102	1,751
Accumulated other comprehensive income	51	109

Total stockholders' equity	9,153	8,860

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$119,848	$115,085

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2002	2001

	(Thousands of Dollars)
INTEREST INCOME
Interest and fees on loans	$1,814	$1,746
Interest and dividends on investment
securities	246	243
Interest on federal funds sold	1	27

Total interest income	2,061	2,016

INTEREST EXPENSE
Interest on deposits	707	975
Interest on federal funds purchased	4	-
Interest on Federal Home Loan Bank Advances	6	13

Total interest expense	717	988

NET INTEREST INCOME	1,344	1,028

PROVISION FOR LOAN LOSSES	150	75

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,194	953

NONINTEREST INCOME
Service charges on deposit accounts	202	189
Other service charges, commissions, and fees	87	53
Other	8	-

Total noninterest income	297	242

NONINTEREST EXPENSES
Salaries and employee benefits	440	380
Occupancy expense	49	47
Equipment expense	50	36
Other	295	278

Total noninterest expenses	834	741

INCOME BEFORE INCOME TAXES	657	454

INCOME TAXES	264	163

NET INCOME	393	291

OTHER COMPREHENSIVE INCOME
Change in unrealized gain (loss) in investment
securities available for sale	(58)	104

COMPREHENSIVE INCOME	$335	$395

NET INCOME PER COMMON SHARE	$1.08	$0.80

AVERAGE SHARES OUTSTANDING	362,600	362,600

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2002	2001

	(Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$393	$104
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	150	75
Depreciation	50	35
Deferred income taxes	(22)	(29)
Amortization of Investment Securities	29	(12)
Loss on Sale of Investment Securities	(5)	-
(Increase) decrease in operating assets:
Accrued interest receivable	215	71
Other assets	(67)	(1)
Increase (decrease) in operating liabilities:
Accrued interest payable	(99)	-
Income taxes payable	74	-
Other liabilities	(119)	147

Net cash provided by operating activities	599	390

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(1,585)	1,642
Net decrease in federal funds purchased	(1,763)	-
Purchases of investment securities available for sale	(6,023)	(2,094)
Proceeds from sale of investment securities
available for sale	1,538	-
Matured or redeemed investment securities
available for sale	4,887	3,320
Net increase in loans	(5,757)	(3,106)
Additions to bank premises and equipment	(127)	(78)

Net cash used by investing activities	(8,830)	(316)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,884	(1,638)
Increase (decrease) in Federal Home
Loan Bank advances	1,497	(1,703)
Dividends paid	(45)	(45)

Net cash provided (used) by financing
activities	6,336	(3,386)

NET DECREASE IN CASH AND
DUE FROM BANKS	(1,895)	(3,312)

CASH AND DUE FROM BANKS, JANUARY 1	6,021	5,429

CASH AND DUE FROM BANKS, MARCH 31	$4,126	$2,117

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated financial statements of FMB Equibanc, Inc. (the “Company”) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of the results for the interim period reflected.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles for interim financial statements, including applicable rules and regulations of the Securities and Exchange Commission.  The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto and the Independent Auditors’ Report included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.           ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The Company has followed those policies in preparing this report.

3.           COMMON STOCK

The par value of the Company’s common stock is $1, and 10,000,000 shares are authorized.  The Bank may pay dividends to the Company in any year up to 50% of the previous year’s net income or $1,277,446 in 2001 without the approval of the Georgia Department of Banking and Finance.

4.           EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted income per share is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options.

 5.           COMPREHENSIVE INCOME

Total comprehensive income, which is comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $335,000 and $395,000 for the three months ended March 31, 2002 and 2001, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of
                    Operations

FMB EQUIBANC, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2002

This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (“the Company”) and its wholly-owned subsidiary, Farmers & Merchants Bank (the “Bank”).  Since the Company has no subsidiaries other than the Bank and no activities other than those of the Bank, the following narrative refers to the operations of the Bank.

FINANCIAL CONDITION

The Company functions as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds.  The Company’s primary use of funds historically comes from loan demand.  Loans outstanding have increased $5,757,000 or 6.6% since year-end.  Investment securities have decreased $523,000 (2.7%) while federal funds sold have increased $1,585,000 since year-end.  The increase in loans is the result of  new loan relationships that have moved from other local competitors.

Total assets have increased $4,741,000 or 4.1% since year-end, while deposits have increased $4,884,000 or 4.7%.  Demand deposits have increased a nominal amount, and NOW, money market, and savings deposits have increased $5,027,000 (19.8%).  Time deposits over $100,000 have decreased approximately $256,000 (0.8%) while other time deposits have increased a nominal amount since year-end.

ALLOWANCE FOR LOAN LOSSES

The Bank’s allowance for loan losses was $1,201,000 at March 31, 2002, compared to $1,073,000 at December 31, 2001.  The allowance for loan losses is established to provide for expected losses in the Bank’s loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses.  Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook.  The Company has two methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  Based on the two methods, the Bank believes that the reserve is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

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

 LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and meet their credit needs.  The Bank manages its liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that the operations of the Bank are not interrupted.  While the Bank looks primarily to core deposits as its principal source of liquidity, Federal funds, securities available for sale, maturing securities, Federal Home Loan Bank advances and principal payments on loans are also available to meet the Bank’s liquidity needs.  Access to funds through relationships with correspondent banks provides an additional source of liquidity.  Liquidity needs at the Bank can also be met through the sale of loan participations to other financial institutions.

Cash and due from banks totaled $4,126,000 at March 31, 2002, a decrease of $1,895,000 or 31.5% from December 31, 2001.  The decrease in cash and due from banks was attributed principally to the growth in the loan portfolio, which was funded through the increase in deposits and the cash and due from banks.  The percentage of loans to total deposits was 85.6% at March 31, 2002 and 84.1% at December 31, 2001.  The liquidity of the Company and the Bank is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at March 31, 2002 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.14%
Tier 1 Capital to risk adjusted assets	4.00%	9.89%
Tier 1 leverage ratio (to average assets)	4.00%	7.76%

            These ratios qualify the Bank for the “well-capitalized” classification as defined by the banking regulators.  The Company’s ratio of shareholder’s equity to total assets was 7.6% at March 31, 2002 and 7.7% at December 31, 2001.

RESULTS OF OPERATIONS

The Company’s consolidated net income for the three months ended March 31, 2002 was $393,000 (earnings per share of $1.08) compared to net income of $291,000 (earnings per share of $.80) for the three months ended March 31, 2001, representing an increase of $102,000 or 35.1%.

Further discussion of significant items affecting net income is discussed below.

NET INTEREST INCOME

Net interest income increased $316,000 or 30.7% for the three months ended March 31,2002 compared to the three months ended March 31, 2001.  This increase is a result of an increase in interest income of $45,000 or 2.2% as compared with the three months ended March 31, 2001 as well as a decrease in interest expense of $271,000 or 27.4% as compared with the three months ended March 31, 2001.

INTEREST INCOME

Total interest income increased $45,000 or 2.2% in the first three months of 2002 as compared to the first three months of 2001.  Interest on loans increased $68,000 or 3.9% in the first three months of 2002 as compared to the first three months of 2001 as a result of a $20,525,000 increase in the year-to-date average balance of loans outstanding for these periods offset by a decrease in yield on the loan portfolio from 10.1% through March 31, 2001 to 8.1% through March 31, 2002.  Interest on investments increased $3,000 or 1.2% in the first three months of this year as compared to the first three months of 2001, primarily as a result of an increase in the average balance of the investment portfolio of $3,524,000 offset by a decrease in yield on the portfolio from 6.6% to 5.4%.  During the first three months of 2002, interest on federal funds sold decreased $26,000 or 96.2% from the first three months of 2001.  Federal funds sold are a short-term means of investing any excess cash from day to day.  The total decrease in income from Federal Funds Sold is primarily the result of a decrease of $1,429,000 in the year-to-date average balance as well as a decrease in the yield on the investment.

INTEREST EXPENSE

Total interest expense for the first three months of 2002 decreased $271,000 or 27.4% from the first three months of 2001.  Interest on deposits decreased $268,000 or 27.5% in the first quarter of 2002 as compared to the first quarter of 2001.  This decrease is attributable to a decrease in the cost of funds from 5.6% during the first quarter of 2001 to 3.3% during the first quarter of 2002 offset by an increase of $15,993,000 in the average balance of interest-bearing deposits between these time periods.  Interest on total borrowed funds decreased $3,000 from the first quarter of 2001 to the first quarter of 2002.

 PROVISION FOR LOAN LOSSES

Provisions for loan losses for the three months ended March 31, 2002 increased $75,000 or 100.0% from the first three months of 2001.  At March 31, 2002 the allowance for loan losses was 1.30%of outstanding loans.  The increase in the provision was due to the growth in outstanding loans.

Nonperforming loans were $403,000 at March 31, 2002 and $357,000 at December 31, 2001.  Net loans charged off totaled $22,000 during the first quarter of 2002 as compared to net recoveries of $41,000 for the first quarter of 2001.

NONINTEREST INCOME AND EXPENSE

Noninterest income increased $55,000 or 22.7% in the first three months of 2002 from the first three months of 2001.  This increase is reflected in increases of $13,000 in Service Charges on Deposit Accounts, $34,000 in Other Service Charges, Commissions and Fees, and $8,000 increase in Other Noninterest Income.  The $13,000 increase in Service Charges on Deposit Accounts is solely the result of an increase in insufficient fund service charges.  The $34,000 increase in Other Service Charges is the result of an increase of $29,000 in mortgage origination fees and an increase of $8,000 in check cashing fees charged to noncustomers, all offset by nominal decreases in several noninterest income items.

Noninterest expense increased $93,000 or 12.6% in the first three months of 2002 as compared to the first three months of 2001.  This increase is comprised of an increase in Salary and Employee Benefits of $60,000, in Occupancy and Equipment expense of $16,000 and in Other Expense of $17,000.  The increase in Salary and Employee Benefits is the result of increases in staffing from March 31, 2001 to March 31, 2002 as well as typical salary increases for existing employees.  The increase in Occupancy and Equipment expense is the result of depreciation expense incurred on equipment placed in service in the later part of 2001.  The increase in Other Expense is the result of growth in overall operations of the Bank.

 INCOME TAXES

Income taxes for the three months ended March 31, 2002 increased $101,000 or 62% from those at March 31, 2001.  This increase is the result of an increase in taxable income of the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK

Not applicable

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor its subsidiary is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank, nor to the knowledge of management are any such proceedings contemplated or threatened against the Company or its subsidiary.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

               None

Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2002	FMB EQUIBANC, INC. (Registrant) By: \s\ Charles R. Nessmith Charles R. Nessmith President

Dated: May 13, 2002	By: \s\ Dwayne E. Rocker Dwayne E. Rocker Secretary