Form 10QSB
period 2002-06-30
FMB EQUIBANC INC
filed 2002-08-12
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002.
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

Yes    [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2002
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    [_]      No [X]

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

A S S E T S

	JUNE 30,	DECEMBER 31,
	2002	2001

	(Thousands of Dollars)
Cash and due from banks	$3,825	$6,021
Federal funds sold	3,111	-
Investment securities available for sale, at fair value	18,760	19,377
Loans, less allowance for loan losses of $1,070,000 and
$1,073,000	96,724	85,724
Bank premises and equipment, net	2,215	2,066
Accrued interest receivable	1,253	1,348
Deferred income taxes	104	192
Other assets	478	357

TOTAL ASSETS	$126,470	$115,085

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$16,997	$18,573
Money market and NOW accounts	23,491	20,241
Savings	6,947	5,116
Time deposits, $100,000 and over	37,079	29,868
Other time deposits	31,367	29,356

Total deposits	115,881	103,154

Accrued interest payable	213	349
Income taxes payable	-	209
Federal funds purchased	-	1,763
Federal Home Loan Bank advances	445	451
Other liabilities	176	299

Total liabilities	116,715	106,225

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	363	363
Surplus	3,075	3,075
Appropriated retained earnings	3,562	3,562
Unappropriated retained earnings	2,482	1,751
Accumulated other comprehensive income	273	109

Total stockholders' equity	9,755	8,860

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$126,470	$115,085

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2002	2001	2002	2001

	(Thousands of Dollars, except per share data)		(Thousands of Dollars, except per share data)

INTEREST INCOME
Interest and fees on loans	$1,866	$1,825	$3,680	$3,570
Interest and dividends on investment
securities	244	227	489	471
Interest on federal funds sold	14	15	16	42

Total interest income	2,124	2,067	4,185	4,083

INTEREST EXPENSE
Interest on deposits	682	972	1,390	1,946
Interest on federal funds purchased	-	3	4	5
Interest on Federal Home Loan Bank Advances	9	27	14	40

Total interest expense	691	1,002	1,408	1,991

NET INTEREST INCOME	1,433	1,065	2,777	2,092

PROVISION FOR LOAN LOSSES	150	90	300	165

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,283	975	2,477	1,927

NONINTEREST INCOME
Service charges on deposit accounts	278	200	480	389
Other service charges, commissions, and fees	54	68	140	121
Other	14	-	28	-

Total noninterest income	346	268	648	510

NONINTEREST EXPENSES
Salaries and employee benefits	469	381	909	761
Occupancy expense	51	47	100	94
Equipment expense	66	39	117	75
Other	344	285	644	563

Total noninterest expenses	930	752	1,770	1,493

INCOME BEFORE INCOME TAXES	699	491	1,355	944

INCOME TAXES	272	182	534	344

NET INCOME	427	309	821	600

OTHER COMPREHENSIVE INCOME
Change in unrealized gain in investment
securities available for sale	223	20	165	124

COMPREHENSIVE INCOME	$650	$329	$986	$724

NET INCOME PER COMMON SHARE	$1.18	$0.85	$2.26	$1.65

AVERAGE SHARES OUTSTANDING	362,600	362,600	362,600	362,600

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED

	JUNE 30,	JUNE 30,
	2002	2001

	(Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$821	$600
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	300	165
Depreciation	116	73
Deferred income taxes	(22)	(56)
Amortization of investment securities	33	(19)
Gain on sale of investment securities	(10)	-
Loss on sale of other real estate	4	-
(Increase) decrease in operating assets:
Accrued interest receivable	95	(84)
Other assets	(105)	33
Increase (decrease) in operating liabilities:
Accrued interest payable	(136)	19
Income taxes payable	(209)	75
Other liabilities	(140)	50

Net cash provided by operating activities	747	856

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold	(3,111)	(3,607)
Net decrease in federal funds purchased	(1,763)	-
Purchases of investment securities available for sale	(7,022)	(5,136)
Proceeds from sale of investment securities
available for sale	1,538	-
Matured or redeemed investment securities
available for sale	6,353	6,802
Net increase in loans	(11,304)	(9,103)
Additions to bank premises and equipment	(265)	(99)

Net cash used by investing activities	(15,574)	(11,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,727	6,096
Increase (decrease) in Federal Home
Loan Bank advances	(6)	2,494
Dividends paid	(90)	(91)

Net cash provided by financing activities	12,631	8,499

NET DECREASE IN CASH AND
DUE FROM BANKS	(2,196)	(1,788)

CASH AND DUE FROM BANKS, as of JANUARY 1	6,021	5,429

CASH AND DUE FROM BANKS, as of JUNE 30	$3,825	$3,641

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

3.          COMMON STOCK

The par value of the Company’s common stock is $1.00, and 10,000,000 shares are authorized.  Farmers & Merchants Bank, (“the Bank”), the Company’s subsidiary, may pay dividends to the Company in any year of up to 50% of the previous year’s net income without the approval of the Georgia Department of Banking and Finance.  Based on the Company’s 2001 net income of $1,277,446, this amount would be $638,732.

4.          EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted income per share is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options.

5.          COMPREHENSIVE INCOME

Total comprehensive income, which is comprised of net income and net change in         unrealized gain (loss) on available-for-sale securities, was approximately $650,000 and $329,000 for the three months ended June 30, 2002 and 2001, respectively, and $986,000 and $724,000 for the six months ended June 30, 2002 and 2001, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FMB EQUIBANC, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 2002

This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (“the Company”) and its wholly-owned subsidiary, Farmers & Merchants Bank (the “Bank”).  Since the Company has no subsidiaries other than the Bank and no activities other than those of the Bank, the following narrative refers to the operations of the Bank.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures.  Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or consolidated results of operations.  The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses and income taxes.  The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition.  Accordingly, the Company’s significant accounting policies are discussed in detail in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following is a summary of the Company’s more subjective and complex accounting policies.

The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and change in the nature and volume of loan activity.  Estimates for loan losses are arrived at by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of our regulators, and changes in the size and composition of the loan portfolio.  Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.  These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which the Company conducts business.

The determination of the Company’s overall income tax provision is complex and requires careful analysis.  As part of the Company’s overall business strategy, it may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration.  This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits.  Management continually monitors tax developments as they affect the Company’s overall tax position.

FINANCIAL CONDITION

The Company functions as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds.  The Company’s primary use of funds historically comes from loan demand.  Loans outstanding have increased $11,304,000 or 13.0% since year-end.  Investment securities have decreased $617,000 or 3.2% while federal funds sold have increased $3,111,000 since year-end.  The increase in loans is primarily the result of new loan relationships that have moved from other local competitors.

Total assets have increased $11,385,000 or 9.9% since year-end, while deposits have increased $12,727,000 or 12.3%.  Demand deposits have decreased $1,576,000, while NOW, money market, and savings deposits have increased $5,081,000 or 20.0%.  Time deposits over $100,000 have increased approximately $7,211,000 or 24.1% while other time deposits have increased a $2,011,000 or 6.9% since year-end.  Approximately $3,400,000 of the increase in time deposits over $100,000 is the result of a short-term deposit of a local governmental entity which was obtained by competitive bid within the local market during the second quarter.

ALLOWANCE FOR LOAN LOSSES

The Bank’s allowance for loan losses was $1,070,000, or 1.1% of gross loans, at June 30, 2002, compared to $1,073,000, or 1.2% of gross loans, at December 31, 2001.  The allowance for loan losses is established to provide for expected losses in the Bank’s loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses.  Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook.  The Company has two methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  Based on the two methods, the Bank believes that the reserve is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by regulators.  During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

Cash and due from banks totaled $3,825,000 at June 30, 2002, a decrease of $2,196,000 or 36.5% from December 31, 2001.  The decrease in cash and due from banks was attributed principally to the shift of funds into federal funds sold, an earning asset.  The percentage of loans to total deposits was 84.4% at June 30, 2002 and 84.1% at December 31, 2001.  The growth in the loan portfolio has been funded solely by growth in deposits of the Bank.  The source for growth in both loans and deposits is the local market of Bulloch County, Georgia.  The Bank has not relied on brokered deposits to fund its growth.  The liquidity of the Company and the Bank is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at June 30, 2002 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	10.81%
Tier 1 Capital to risk adjusted assets	4.00%	9.70%
Tier 1 leverage ratio (to average assets)	4.00%	7.62%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the banking regulators.  The Company’s ratio of shareholder’s equity to total assets was 7.7% at June 30, 2002 and 7.7% at December 31, 2001.

RESULTS OF OPERATIONS

The Company’s consolidated net income for the three months ended June 30, 2002 was $427,000 (earnings per share of $1.18) compared to $309,000 (earnings per share of $0.85) for the three months ended June 30, 2001, representing an increase of $118,000 or 38.2%.  For the six months ended June 30, 2002, the Company’s consolidated net income was $821,000 (earnings per share of $2.26) compared to $600,000 (earnings per share of $1.65) for the six months ended June 30, 2001, representing an increase of $221,000 or 36.8%.

Further discussion of significant items affecting net income is discussed below.

NET INTEREST INCOME

Net interest income increased $368,000 or 34.6% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.  This increase is a result of an increase in interest income of $57,000 or 2.8% as compared with the three months ended June 30, 2001 along with a decrease in interest expense of $311,000 or 31.0% as compared with the three months ended June 30, 2001.

Net interest income increased $685,000 or 32.7% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.  This increase is a result of an increase in interest income of $102,000 or 2.5% as compared with the six months ended June 30, 2001 as well as a decrease in interest expense of $583,000 or 29.3% as compared with the six months ended June 30, 2001.

INTEREST INCOME

Total interest income increased $57,000 or 2.8% in the second quarter of 2002 as compared to the second quarter of 2001.  Interest on loans increased $41,000 or 2.2% in the second quarter of 2002 as compared to the second quarter of 2001 as a result of a $19,522,000 increase in the quarterly average balance of loans outstanding for these periods offset by a decrease in yield on the loan portfolio from 9.7% for the quarter ended June 30, 2001 to 7.9% for the quarter ended June 30, 2002.

Interest on investments increased $17,000 or 7.5% in the second quarter of 2002 as compared to the second quarter of 2001, primarily as a result of an increase in the average balance of the investment portfolio of $4,294,000 offset by a decrease in yield on the portfolio from 6.6% to 5.4%.  During the second quarter of 2002, interest on federal funds sold decreased $1,000 or 6.7% from the second quarter of 2001.  Federal funds sold are a short-term means of investing any excess cash from day to day.  The total decrease in income from Federal Funds Sold is primarily the result of a decrease in yield on the investment offset by an increase of $1,519,000 in the quarterly average balance in federal funds sold.

Total interest income increased $102,000 or 2.5% in the first six months of 2002 as compared to the first six months of 2001.  Interest on loans increased $110,000 or 3.1% in the first six months of 2002 as compared to the first six months of 2001 as a result of a $20,021,000 increase in the year-to-date average balance of loans outstanding for these periods offset by a decrease in yield on the loan portfolio from 9.9% through June 30, 2001 to 8.0% through June 30, 2002.  Interest on investments increased $18,000 or 3.8% in the first six months of this year as compared to the first six months of 2001, primarily as a result of an increase in the average balance of the investment portfolio of $3,899,000 offset by a decrease in yield on the portfolio from 6.6% to 5.4%.  During the first six months of 2002, interest on federal funds sold decreased $26,000 or 61.9% from the first six months of 2001.  The total decrease in income from Federal Funds Sold is primarily the result of a decrease in the yield from 4.8% during the first six months of 2001 to 1.7% during the first six months of 2002 offset by a nominal increase in the year-to-date average balance held in federal funds sold.

INTEREST EXPENSE

Total interest expense for the second quarter of 2002 decreased $311,000 or 31.0% from the second quarter of 2001.  Interest on deposits decreased $290,000 or 29.8% in the second quarter of 2002 as compared to the second quarter of 2001.  This decrease is attributable to a decrease in the cost of funds from 5.3% during the second quarter of 2001 to 2.9% during the second quarter of 2002 offset by an increase of $22,704,000 in the average balance of interest-bearing deposits between these time periods.  Interest on total borrowed funds decreased $21,000 from the second quarter of 2001 to the second quarter of 2002 as a result of a $1,600,000 decrease in the quarterly average balance of Federal Home Loan Bank advances outstanding and a $362,000 decrease in the quarterly average balance of Federal Funds Purchased.

 Total interest expense for the first six months of 2002 decreased $583,000 or 29.3% from the first six months of 2001.  Interest on deposits decreased $556,000 or 28.6% in the first six months of 2002 as compared to the first six months of 2001.  This decrease is attributable to a decrease in the cost of funds from 5.4% during the first six months of 2001 to 3.0% during the first six months of 2002 offset by an increase of $19,830,000 in the average balance of interest-bearing deposits between these time periods.  Interest on total borrowed funds decreased $27,000 from the first six months of 2001 to the first six months of 2002.

PROVISION FOR LOAN LOSSES

Provisions for loan losses for the three months ended June 30, 2002 increased $60,000 or 66.7% from the second quarter of 2001 and increased $135,000 or 81.8% in the first six months of 2002 from the first six months of 2001.  At June 30, 2002 the allowance for loan losses was 1.09% of outstanding loans as compared to 1.24% at December 31, 2002.  The increase in the provision was attributable to the growth in outstanding loans of approximately $19,712,000 from June 30, 2001 to June 30, 2002 and not necessarily indicative of deteriorating credit quality.

Nonperforming loans were $428,000 at June 30, 2002 and $450,000 at December 31, 2001.  Net loans charged off totaled $304,000 during the first six months of 2002 as compared to net chargeoffs of $44,000 for the first six months of 2001.  The large dollar volume of net charge-offs for 2002 are concentrated in two separate credit lines.

NONINTEREST INCOME AND EXPENSE

Noninterest income increased $78,000 or 29.1% in the second quarter of 2002 from the second quarter of 2001.  This increase is reflected in increases of $78,000 in Service Charges on Deposit Accounts and $14,000 in Other Noninterest Income offset by a $14,000 decrease in Other Service Charges, Commissions and Fees.  The $78,000 increase in Service Charges on Deposit Accounts is primarily the result of an increase in insufficient fund service charges.  The per item charged increased during the second quarter of 2002 and the volume of per item charges generated also increased from the second quarter of 2001.  The $14,000 increase in Other Noninterest Income is primarily the result of a net gain of $5,000 on the sales and calls of investment securities.  The $14,000 decrease in Other Service Charges, Commissions and Fees is the result of a decrease of $9,000 in mortgage origination fees as well as nominal decreases in several other noninterest income items.

Noninterest income increased $138,000 or 27.1% in the first six months of 2002 from the first six months of 2001.  This increase is reflected in increases of $91,000 in Service Charges on Deposit Accounts, $19,000 in Other Service Charges, Commissions and Fees, and $28,000 in Other Noninterest Income.  The $91,000 increase in Service Charges on Deposit Accounts is primarily the result of an increase in insufficient fund service charges.  The per item charge increased during the second quarter of 2002 and the volume of per item charges generated also increased during 2002.  The $19,000 increase in Other Service Charges is the result of an increase of $21,000 in mortgage origination fees.

Noninterest expense increased $178,000 or 23.7% in the second quarter of 2002 as compared to the second quarter of 2001.  This increase is comprised of an increase in Salary and Employee Benefits of $88,000, in Occupancy and Equipment expense of $31,000 and in Other Expense of $59,000.  The increase in Salary and Employee Benefits is the result of increases in staffing, particularly among officer positions, from June 30, 2001 to June 30, 2002 as well as typical salary increases for existing employees.  The increase in Occupancy and Equipment expense is the result of depreciation expense incurred on equipment placed in service in the latter part of 2001 and early 2002.  The increase in Other Expense is the result of growth in overall operations of the Bank and is evident by increases in most other expense line items.

Noninterest expense increased $277,000 or 18.6% in the first six months of 2002 as compared to the first six months of 2001.  This increase is comprised of an increase in Salary and Employee Benefits of $148,000, in Occupancy and Equipment expense of $48,000 and in Other Expense of $81,000.  The increase in Salary and Employee Benefits is the result of increases in staffing, particularly among officer positions, from June 30, 2001 to June 30, 2002 as well as typical salary increases for existing employees.  The increase in Occupancy and Equipment expense is the result of depreciation expense incurred on equipment placed in service in the latter part of 2001 and early 2002.  The increase in Other Expense is the result of growth in overall operations of the Bank and, as with the quarterly increases, is evident in most other expense line items.

 INCOME TAXES

Income taxes for the three months ended June 30, 2002 increased $90,000 or 49.4% from those at June 30, 2001.  For the six months ended June 30, 2002, income taxes increased $190,000 or 55.2% from those for the six months ended June 30, 2001.  These increases are the result of increases in taxable income of the Company for the respective time periods.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 23, 2002.  Notice of the Annual Meeting was mailed on April 29, 2002 to each shareholder of record as of April 19, 2002.  At the Annual Meeting, the shareholders of the Company considered electing three members to the Board of Directors to serve three-year terms expiring at the Annual Meeting of Shareholders in 2005.

At the Annual Meeting, Gerald M. Edenfield, Charles R. Nessmith and William S. Hatcher were elected as members of the Company’s Board of Directors to serve until the Annual Meeting of Shareholders in 2005 and until their successors are duly elected and qualified, or until their earlier death, resignation, incapacity to serve or removal from office.  The results of the voting were as follows:

Name	For	Against	Abstain
Gerald M. Edenfield	212,617	-	21,474
Charles R. Nessmith	234,011	-	80
Williams S. Hatcher	234,011	-	80

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits:

Periodic reports, registration statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended, and the Securities Exchange Act of 1934, as amended, may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

Exhibit No.	Description
3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).
3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).
99.1	Certification pursuant to 18 U. S. C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

       (b)            Reports on Form 8-K.

                         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2002	FMB EQUIBANC, INC. (Registrant) By: \s\ Charles R. Nessmith Charles R. Nessmith President

Dated: August 9, 2002	By: \s\ Dwayne E. Rocker Dwayne E. Rocker Secretary (Principal Financial and Accounting Officer)