Form 10QSB
period 2002-09-30
FMB EQUIBANC INC
filed 2002-11-14
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002.
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

Yes    [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2002
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    [_]      No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

A S S E T S

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(Thousands of Dollars)
Cash and due from banks	$3,577	$6,021
Federal funds sold	6,373	-
Investment securities available for sale, at fair value	19,806	19,377
Loans, less allowance for loan losses of $1,300,000 and
$1,073,000	98,000	85,724
Bank premises and equipment, net	2,203	2,066
Accrued interest receivable	1,387	1,348
Deferred income taxes	68	192
Other assets	467	357

TOTAL ASSETS	$131,881	$115,085

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$18,906	$18,573
Money market and NOW accounts	21,229	20,241
Savings	6,818	5,116
Time deposits, $100,000 and over	40,408	29,868
Other time deposits	33,419	29,356

Total deposits	120,780	103,154

Accrued interest payable	267	349
Income taxes payable	-	209
Federal funds purchased	-	1,763
Federal Home Loan Bank advances	442	451
Other liabilities	263	299

Total liabilities	121,752	106,225

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	363	363
Surplus	3,075	3,075
Appropriated retained earnings	3,562	3,562
Unappropriated retained earnings	2,800	1,751
Accumulated other comprehensive income	329	109

Total stockholders' equity	10,129	8,860

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$131,881	$115,085

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2002	2001	2002	2001

	(Thousands of Dollars, except per share data)		(Thousands of Dollars, except per share data)

INTEREST INCOME
Interest and fees on loans	$1,889	$1,894	$5,569	$5,443
Interest and dividends on investment
securities	242	245	732	716
Interest on federal funds sold	17	23	32	65

Total interest income	2,148	2,162	6,333	6,224

INTEREST EXPENSE
Interest on deposits	721	963	2,110	2,908
Interest on federal funds purchased	-	-	4	5
Interest on Federal Home Loan Bank Advances	6	51	21	91

Total interest expense	727	1,014	2,135	3,004

NET INTEREST INCOME	1,421	1,148	4,198	3,220

PROVISION FOR LOAN LOSSES	210	110	510	275

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,211	1,038	3,688	2,945

NONINTEREST INCOME
Service charges on deposit accounts	298	226	778	614
Other service charges, commissions, and fees	65	31	206	173
Other	7	-	24	-

Total noninterest income	370	257	1,008	787

NONINTEREST EXPENSES
Salaries and employee benefits	517	410	1,427	1,171
Occupancy expense	55	55	154	149
Equipment expense	67	48	184	122
Other	339	288	973	851

Total noninterest expenses	978	801	2,738	2,293

INCOME BEFORE INCOME TAXES	603	494	1,958	1,439

INCOME TAXES	239	183	773	528

NET INCOME	364	311	1,185	911

OTHER COMPREHENSIVE INCOME
Change in unrealized gain in investment
securities available for sale	55	126	220	250

COMPREHENSIVE INCOME	$419	$437	$1,405	$1,161

NET INCOME PER COMMON SHARE	$1.00	$0.86	$3.27	$2.51

AVERAGE SHARES OUTSTANDING	362,600	362,600	362,600	362,600

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,
	2002	2001

	(Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,185	$911
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	510	275
Depreciation	182	121
Deferred income taxes	(21)	(3)
Amortization of investment securities	46	7
Gain on sale of investment securities	(10)	-
Loss on sale of other real estate	4	-
(Increase) decrease in operating assets:
Accrued interest receivable	(39)	(271)
Other assets	(110)	4
Increase (decrease) in operating liabilities:
Accrued interest payable	(82)	33
Income taxes payable	(209)	241
Other liabilities	(36)	58

Net cash provided by operating activities	1,420	1,376

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold	(6,373)	(1,168)
Net decrease in federal funds purchased	(1,763)	-
Purchases of investment securities available for sale	(10,558)	(11,756)
Proceeds from sale of investment securities
available for sale	1,538	-
Matured or redeemed investment securities
available for sale	8,920	9,666
Net increase in loans	(12,790)	(15,336)
Additions to bank premises and equipment	(319)	(278)

Net cash used by investing activities	(21,345)	(18,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,626	13,780
Increase (decrease) in Federal Home
Loan Bank advances	(9)	2,491
Dividends paid	(136)	(136)

Net cash provided by financing
activities	17,481	16,135

NET DECREASE IN CASH AND
DUE FROM BANKS	(2,444)	(1,361)

CASH AND DUE FROM BANKS, as of JANUARY 1	6,021	5,429

CASH AND DUE FROM BANKS, as of SEPTEMBER 30	$3,577	$4,068

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

The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto and the Independent Auditors’ Report included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

2.       ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The Company has followed those policies in preparing this report.

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

5.        COMPREHENSIVE INCOME

Total comprehensive income, which is comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $419,000 and $437,000 for the three months ended September 30, 2002 and 2001, respectively, and $1,405,000 and $1,161,000 for the nine months ended September 30, 2002 and 2001, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FMB EQUIBANC, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2002

            This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (“the Company”) and its wholly-owned subsidiary, Farmers & Merchants Bank (the “Bank”).  Since the Company has no subsidiaries other than the Bank and no activities other than those of the Bank, the following narrative refers to the operations of the Bank.

Critical Accounting Policies

            The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures.  Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or consolidated results of operations.  The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses and income taxes.  The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition.  Accordingly, the Company’s significant accounting policies are discussed in detail in the Company’s 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

FINANCIAL CONDITION

            The Company functions as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds.  The Company’s primary use of funds historically comes from loan demand.  Loans outstanding have increased $12,790,000 or 14.7% since year-end.  Investment securities have increased $429,000 or 2.2% while federal funds sold have increased $6,373,000 since year-end.  The increase in loans is primarily the result of new loan relationships that have moved from other local competitors, while the increase in federal funds is the result of deposit growth of the bank.

            Total assets have increased $16,796,000 or 14.6% since year-end, while deposits have increased $17,626,000 or 17.1%.  Demand deposits have increased $333,000 or 1.80%, while NOW, money market, and savings deposits have increased $2,690,000 or 10.6%.  Time deposits over $100,000 have increased approximately $10,540,000 or 35.3% while other time deposits have increased a $4,063,000 or 13.8% since year-end.  Approximately $5,000,000 of the increase in time deposits over $100,000 is the result of short-term deposits of a local governmental entity which were obtained by competitive bid within the local market during the second and third quarter.

ALLOWANCE FOR LOAN LOSSES

            The Bank’s allowance for loan losses was $1,300,000, or 1.31% of gross loans, at September 30, 2002, compared to $1,073,000, or 1.24% of gross loans, at December 31, 2001.  The allowance for loan losses is established to provide for expected losses in the Bank’s loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses.  Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook.  The Company has two methods for analyzing the reserve: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  Based on the two methods, the Bank believes that the reserve is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

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

            Cash and due from banks totaled $3,577,000 at September 30, 2002, a decrease of $2,444,000 or 40.6% from December 31, 2001.  The decrease in cash and due from banks was attributed principally to the shift of funds into federal funds sold, an earning asset.  The percentage of loans to total deposits was 82.2% at September 30, 2002 and 84.1% at December 31, 2001.  The growth in the loan portfolio has been funded solely by growth in deposits of the Bank.  The source for growth in both loans and deposits is the local market of Bulloch County, Georgia.  The Bank has not relied on brokered deposits to fund its growth.  The liquidity of the Company and the Bank is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

            The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at September 30, 2002 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.11%
Tier 1 capital to risk adjusted assets	4.00%	9.86%
Tier 1 leverage ratio (to average assets)	4.00%	7.53%

            These ratios qualify the Bank for the “well-capitalized” classification as defined by the banking regulators.  The Company’s ratio of shareholder’s equity to total assets was 7.7% at both September 30, 2002 and December 31, 2001.

RESULTS OF OPERATIONS

            The Company’s consolidated net income for the three months ended September 30, 2002 was $364,000 (earnings per share of $1.00) compared to $311,000 (earnings per share of $0.86) for the three months ended September 30, 2001, representing an increase of $53,000 or 17.0%.  For the nine months ended September 30, 2002, the Company’s consolidated net income was $1,185,000 (earnings per share of $3.27) compared to $911,000 (earnings per share of $2.51) for the nine months ended September 30, 2001, representing an increase of $274,000 or 30.1%.

            Further discussion of significant items affecting net income is discussed below.

NET INTEREST INCOME

            Net interest income increased $273,000 or 23.8% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  This increase is primarily a result of a decrease in interest expense of $287,000 or 28.3% as compared with the three months ended September 30, 2001.

            Net interest income increased $978,000 or 30.4% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.  This increase is a result of an increase in interest income of $109,000 or 1.75% as compared with the nine months ended September 30, 2001 as well as a decrease in interest expense of $869,000 or 28.9% as compared with the nine months ended September 30, 2001.

INTEREST INCOME

            Total interest income decreased $14,000 or 0.6% in the third quarter of 2002 as compared to the third quarter of 2001.  Interest on loans decreased $6,000 or 0.3% in the third quarter of 2002 as compared to the third quarter of 2001 as a result of a decrease in yield on the loan portfolio from 9.20% for the quarter ended September 30, 2001 to 7.55% for the quarter ended September 30, 2002 offset by an increase of $18,486,000 in the quarterly average balance of loans outstanding between these two time periods.  Interest on investments decreased $3,000 or 1.2% in the third quarter of 2002 as compared to the third quarter of 2001, primarily as a result of a decrease in the yield on the investment portfolio from 5.39% to 4.89% offset by an increase in the average balance of the investment portfolio of $1,594,000.  During the third quarter of 2002, interest on federal funds sold decreased $6,000 or 26.1% from the third quarter of 2001.  Federal funds sold are a short-term means of investing any excess cash from day to day.  The total decrease in income from Federal Funds Sold is primarily the result of a decrease in yield on the investment from 2.83% to 1.72% offset by an increase of $500,000 in the quarterly average balance in federal funds sold.

            Total interest income increased $109,000 or 1.8% in the first nine months of 2002 as compared to the first nine months of 2001.  Interest on loans increased $126,000 or 2.3% in the first nine months of 2002 as compared to the first nine months of 2001 as a result of a $19,500,000 increase in the year-to-date average balance of loans outstanding for these periods offset by a decrease in yield on the loan portfolio from 9.6% through September 30, 2001 to 7.8% through September 30, 2002.  Interest on investments increased $16,000 or 2.2% in the first nine months of this year as compared to the first nine months of 2001, primarily as a result of an increase in the average balance of the investment portfolio of $3,274,000 offset by a decrease in yield on the portfolio from 6.0% to 5.1%.  During the first nine months of 2002, interest on federal funds sold decreased $33,000 or 50.8% from the first nine months of 2001.  The total decrease in income from Federal Funds Sold is primarily the result of a decrease in the yield from 3.9% during the first nine months of 2001 to 1.7% during the first nine months of 2002 offset by a nominal increase in the year-to-date average balance held in federal funds sold.

INTEREST EXPENSE

            Total interest expense for the third quarter of 2002 decreased $287,000 or 28.3% from the third quarter of 2001.  Interest on deposits decreased $242,000 or 25.1% in the third quarter of 2002 as compared to the third quarter of 2001.  This decrease is attributable to a decrease in the cost of funds from 4.8% during the third quarter of 2001 to 2.8% during the third quarter of 2002 offset by an increase of $20,766,000 in the average balance of interest-bearing deposits between these time periods.  Interest on total borrowed funds decreased $45,000 from the third quarter of 2001 to the third quarter of 2002 as a result of a $4,213,000 decrease in the quarterly average balance of Federal Home Loan Bank advances outstanding and a $37,000 decrease in the quarterly average balance of Federal Funds Purchased.

             Total interest expense for the first nine months of 2002 decreased $869,000 or 28.9% from the first nine months of 2001.  Interest on deposits decreased $798,000 or 27.4% in the first nine months of 2002 as compared to the first nine months of 2001.  This decrease is attributable to a decrease in the cost of funds from 5.2% during the first nine months of 2001 to 3.0% during the first nine months of 2002 offset by an increase of $20,092,000 in the average balance of interest-bearing deposits between these time periods.  Interest on total borrowed funds decreased $71,000 from the first nine months of 2001 to the first nine months of 2002 as a result of a $2,000,000 decrease in the year-to-date average balance outstanding of Federal Home Loan Bank advances.

PROVISION FOR LOAN LOSSES

            Provisions for loan losses for the three months ended September 30, 2002 increased $100,000 or 90.9% from the third quarter of 2001 and increased $235,000 or 85.4% in the first nine months of 2002 from the first nine months of 2001.  At September 30, 2002 the allowance for loan losses was 1.31% of outstanding loans as compared to 1.24% at December 31, 2001.  The increase in the provision was attributable to the growth in outstanding loans of approximately $15,000,000 from September 30, 2001 to September 30, 2002 and not necessarily indicative of deteriorating credit quality.

            Nonperforming loans were $369,000 at September 30, 2002 and $450,000 at December 31, 2001.  Net loans charged off totaled $282,000 during the first nine months of 2002 as compared to net chargeoffs of $117,000 for the first nine months of 2001.  The large dollar volume of net charge-offs for 2002 are concentrated in two separate credit lines.

NONINTEREST INCOME AND EXPENSE

            Noninterest income increased $113,000 or 44.0% in the third quarter of 2002 from the third quarter of 2001.  This increase is reflected in increases of $72,000 in Service Charges on Deposit Accounts and $7,000 in Other Noninterest Income and by a $34,000 increase in Other Service Charges, Commissions and Fees.  The $72,000 increase in Service Charges on Deposit Accounts is primarily the result of an increase in insufficient fund service charges.  The per item charged increased during the second quarter of 2002 and the volume of per item charges generated also increased from the third quarter of 2001.  The $34,000 increase in Other Service Charges, Commissions and Fees is the result of an increase of $20,000 in mortgage origination fees as well as nominal increases in several other noninterest income items.

            Noninterest income increased $221,000 or 28.1% in the first nine months of 2002 from the first nine months of 2001.  This increase is reflected in increases of $164,000 in Service Charges on Deposit Accounts, $33,000 in Other Service Charges, Commissions and Fees, and $24,000 in Other Noninterest Income.  The $164,000 increase in Service Charges on Deposit Accounts is primarily the result of an increase in insufficient fund service charges.  The per item charge increased during the second quarter of 2002 and the volume of per item charges generated also increased during 2002.  The $33,000 increase in Other Service Charges is the result of an increase of $40,000 in mortgage origination fees.

            Noninterest expense increased $177,000 or 22.1% in the third quarter of 2002 as compared to the third quarter of 2001.  This increase is comprised of an increase in Salary and Employee Benefits of $107,000, in Occupancy and Equipment Expense of $19,000 and in Other Expense of $51,000.  The increase in Salary and Employee Benefits is the result of increases in staffing, particularly among officer positions, from September 30, 2001 to September 30, 2002 as well as typical salary increases for existing employees.  The increase in Occupancy and Equipment expense is the result of depreciation expense incurred on equipment placed in service in the latter part of 2001 and early 2002.  The increase in Other Expense is the result of growth in overall operations of the Bank and is evident by increases in most all line items included in the Other Expense category.

            Noninterest expense increased $445,000 or 19.4% in the first nine months of 2002 as compared to the first nine months of 2001.  This increase is comprised of an increase in Salary and Employee Benefits of $256,000, in Occupancy and Equipment expense of $67,000 and in Other Expense of $122,000.  The increase in Salary and Employee Benefits is the result of increases in staffing, particularly among officer positions, from September 30, 2001 to September 30, 2002 as well as typical salary increases for existing employees.  The increase in Occupancy and Equipment expense is the result of depreciation expense incurred on equipment placed in service in the latter part of 2001 and early 2002.  The increase in Other Expense is the result of growth in overall operations of the Bank and, as with the quarterly increases, is evident in most all line items included in the Other Expense category.

 INCOME TAXES

            Income taxes for the three months ended September 30, 2002 increased $56,000 or 30.6% from those at September 30, 2001.  For the nine months ended September 30, 2002, income taxes increased $245,000 or 46.4% from those for the nine months ended September 30, 2001.  These increases are the result of increases in taxable income of the Company for the respective time periods.

DISCLOSURE CONTROLS AND PROCEDURES

            As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of the disclosure controls and procedures of the Company are effective.  There were no significant changes to the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

          (1)     Exhibits:

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

Exhibit No.	Description
3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).

Exhibit No.	Description
3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).
99.1	Certification pursuant to 18 U. S. C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          (b)            Reports on Form 8-K.

            None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2002	FMB EQUIBANC, INC. (Registrant) By: \s\ Charles R. Nessmith Charles R. Nessmith President

Dated: November 12, 2002	By: \s\ Dwayne E. Rocker Dwayne E. Rocker Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Charles R. Nessmith, certify that:

  I have reviewed this quarterly report on Form 10-QSB of FMB Equibanc, Inc. (the “Registrant”);

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design and operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

   The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   November 12, 2002                                                                      /s/ Charles R. Nessmith
         Date                                                                                             Charles R. Nessmith
                                                                                                             President & CEO

CERTIFICATIONS

I, Dwayne E. Rocker, certify that:

  I have reviewed this quarterly report on Form 10-QSB of FMB Equibanc, Inc. (the “Registrant”);

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

   The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design and operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   November 12, 2002                                                                      /s/ Dwayne E. Rocker
        Date                                                                                             Dwayne E. Rocker
                                                                                                            Secretary (Principal Financial and
                                                                                                            Accounting Officer)