Form 10KSB
period 2002-12-31
FMB EQUIBANC INC
filed 2003-03-31
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

_______________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 - Commission File Number:   000-32399

_______________

FMB EQUIBANC, INC.
(Name of small business issuer in its charter)

Georgia	58-2582553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 North Main Street Statesboro, Georgia	30458
(Address of principal executive office)	(Zip Code)

(912) 489-2600
(Issuer’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered
None	Not Applicable

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                                                                      Common Stock, par value $1.00 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for its most recent fiscal year were $9,819,842.

The aggregate market value of the voting stock held by non-affiliates of Issuer (362,600 shares) at February 28,  2003 was $11,093,000.  No shares of non-voting stock were outstanding.  As of such date, no organized trading market existed for the common stock of the Issuer.  The aggregate market value was computed by reference to the fair market value of the common stock of the Issuer based on recent sales of the common stock.  The number of shares outstanding of Issuer’s common stock at February 28, 2003 was 362,600 shares.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Issuer’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end is incorporated by reference in answer to Part III of this Report.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made in this Annual Report on Form 10-KSB and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” as well as oral statements made by the FMB Equibanc, Inc. (the “Company”) or its officers, directors or employees may constitute forward-looking statements within the meaning of the federal securities laws.  Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and its wholly-owned subsidiary, Farmers & Merchants Bank (the “Bank”) in general.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts.  The words “expect, ” “anticipate,” “intend,” “plan,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other important factors that may cause actual performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements.  Such factors include, without limitation, (i) increased competition from other financial institutions, (ii) lack of sustained growth in the economy of Bulloch County, Georgia and neighboring areas, (iii) fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment.  Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

At December 31, 2002, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

The Company’s executive offices are located at the Bank’s main office, 201 North Main Street, Statesboro, Georgia 30458.  The Company’s telephone number at such location is (912) 489-2600.  See “Item 2.  Description of Properties.”

The Bank

The Bank was incorporated as a Georgia banking corporation on February 4, 1948 for the purpose of conducting a commercial banking business from Bulloch County, Georgia.  The Bank originally conducted its business from a main office located in Brooklet, Bulloch County, Georgia.  In 1991, the bank relocated its main office to Statesboro, Bulloch County, Georgia.  The Bank retained its former main office as a branch office.  The Bank also maintains a branch office in Statesboro, Georgia.

Market Area and Competition

The primary service area of the Bank is Bulloch County, Georgia.  The Bank encounters competition in its primary service area and in surrounding areas from seven other financial institutions.  These competitors offer a full range of banking services and vigorously compete for all types of services, especially deposits.

The following table illustrates the June 30, 2002 deposit base and market share of the financial institutions located in Bulloch County, as reported by the Federal Deposit Insurance Corporation (the “FDIC”), (dollars in millions).

Bulloch County	Deposits	Percent of Market
Financial Institutions

Sea Island Bank	$173.5	28.8
BB&T	144.5	24.0
Farmers & Merchants Bank	115.9	19.2
Eagle Bank and Trust	68.7	11.4
Wachovia Bank, National Association	51.2	8.5
The First National Bank & Trust Company	6.6	1.1
Core Credit Union.	30.2	5.0
First Southern National Bank	12.7	2.1

While the Bank experiences competition from financial institutions headquartered in Bulloch County, some competition also comes from banks outside of Bulloch County seeking to make loans in the Bank’s primary service area.  In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial institutions that have recently entered the traditional banking markets.

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

Loan Portfolio.  The following is a description of each of the major categories of the Bank’s loan portfolio:

Real Estate Loans.  The Bank makes a variety of commercial real estate, construction and development loans, and residential real estate loans.  These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans.  As of December 31, 2002, real estate loans comprised 67.2% of the Bank’s loan portfolio.

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

  Residential Real Estate Loans.  The Bank’s residential real estate loans consist of residential first and second mortgage loans and residential construction loans.  The Bank offers fixed and variable rates on its mortgages with the amortization of first mortgages with maturity dates of three years and beyond.  These loans are made consistent with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 90%.  The Bank believes these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.  The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor’s underwriting approval before funding the loan.

Commercial Loans.  The Bank makes a variety of loans for commercial purposes other than real estate in various lines of businesses.  The terms of these loans vary by purpose and by type of underlying collateral, if any.  The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term.  Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less.  Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity.  The quality of the commercial borrower’s management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.  As of December 31, 2002, commercial loans comprised 15.0% of the Bank’s loan portfolio.

 Consumer Loans.   The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit.  Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.  Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loan should be amortized over the useful life of the asset.   The loan officers of the Bank review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower’s ability to make future payments as agreed.  As of December 31, 2002, consumer loans comprised 11.2% of the Bank’s loan portfolio.

Agribusiness Loans.  The Bank makes a variety of agribusiness loans, including real estate-based loans, crop loans, and equipment loans.  Real estate-based agribusiness loans are made consistent with the Bank’s appraisal policy and with the ratio of loan principal to value of the collateral as established by independent appraisal generally not to exceed 90%.  Loans secured by agricultural equipment typically have terms of up to five years.  As of December 31, 2002, agribusiness loans comprised 6.6% of the Bank’s loan portfolio.

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

            With respect to commercial loans, larger financial institutions are likely to make proportionately more loans to medium- to large-sized businesses than the Bank makes.  Many of the commercial loans of the Bank are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than large borrowers.  The commercial loan portfolio of the Bank consists of loans to individual, partnership and corporate borrowers that are primarily located in the Bulloch County area.  Accordingly, our commercial borrowers reflect the diversified businesses of this area, and include services, retail trade and manufacturing firms.  The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in the Bulloch County area and the ability of the Bank’s commercial borrowers to properly evaluate and respond to a changing marketplace.  In addition, the commercial borrowers of the Bank face risks related specifically to the unique nature of their business.  For example, services and retail trade firms may incur risks associated with labor shortages and consumer preference changes, and manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

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

Agribusiness loans, including real estate-based loans, crop loans, and equipment loans generally involve more credit risk than residential real estate loans, because of the typically larger loan amount.  In addition, payments on loans are dependent upon the successful operation or management of the farm property securing the loan.  The success of the loan may also be affected by many factors outside the control of the farm borrower, such as weather, government farm policy, international demand for agricultural products and changing consumer preferences.  Weather presents one of the greatest risks, as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral.  This risk can be reduced by the farmer with crop insurance which can guarantee set yields to provide certainty of repayment.  Unless the circumstances of the borrower merit otherwise, the Bank generally will require its borrowers to obtain crop insurance.  Another risk is the uncertainty of government support programs, where support payments are made with the requirement that a farmer leave idle from production certain amounts of farm land.  Some farmers rely on the income from support programs to make loan payments, and if these programs were discontinued or significantly changed, cash flow problems or defaults could result.  Finally, many farmers are dependent upon a limited number of key individuals whose injury or death may result in an inability to operate the farm.

Loan Approval and Review.  The loan approval policies of the Bank provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or by the Loan Committee of the board of directors.  The Bank does not make any loans to directors or executive officers of the Bank unless the loan is approved by the board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

Lending Limits.  The lending activities of the Bank are subject to a variety of lending limits imposed by Georgia law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines of the Georgia Department of Banking as an exception to the 15% limit.  The Bank’s lending limit at December 31, 2002 was $750,000 plus an additional $500,000 for loans which meet the guidelines of the Georgia Department. These limits will increase or decrease as the Bank’s capital increases or decreases as a result of the Bank’s earnings or losses, among other reasons.

Investments

As of December 31, 2002, loans comprised approximately 70.6% of the Bank’s assets and investment securities comprised approximately 14.3% of the Bank’s assets.  The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States.  In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds.  The sale of federal funds amounts to a short term loan from the Bank to another bank.

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

The Bank regards certificates of deposits of $100,000 or more as volatile deposits.  The Bank has maintained sufficient liquidity to repay these deposits on maturity.  While the Bank does not generally pursue these types of deposits, at times it is profitable to do so, and this option is exercised when deemed prudent by management.  These large certificates of deposit account for the volatility in this liability category.

The Bank has available an overnight federal funds purchase line in the amount of $2,500,000 which may be used to meet liquidity needs.  As of December 31, 2002, the Bank had no balances outstanding under this line.   The Bank also has advances available with the Federal Home Loan Bank where the Bank can purchase funds up to 13% of total assets.

The Bank’s asset/liability mix is monitored on a daily basis with a quarterly report reflecting interest sensitive assets and interest sensitive liabilities being prepared and presented to the Bank’s board of directors.  The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the earnings of the Bank.

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

Employees

As of December 31, 2002, the Bank had 50 total employees, comprised of 44 full-time and 6 part-time.  The Company does not have any employees who are not also employees of the Bank.

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

At December 31, 2002, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

  a lending test, which compares the institution’s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

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

  the total classified assets at the most recent examination of the Bank do not exceed 80% of Tier 1 Capital (as defined in “Capital Adequacy” below) plus allowance for loan losses as reflected at such examination;

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of total capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or “Tier I capital.” The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or “Tier II capital.” At December 31, 2002, the Company’s consolidated total risk-based capital ratio and its Tier I risk-based capital ratio (i.e., the ratio of Tier I capital to risk-weighted assets) were 11.2% and 9.9%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier I capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%.  The Company’s leverage ratio at December 31, 2002 was 7.2%.

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

The Bank was in compliance with applicable minimum capital requirements as of December 31, 2002.  The Company has not been advised by any regulator of any specific minimum capital ratio requirement applicable to it or the Bank.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of 2002.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                         MATTERS

Market for Common Stock

Prior to the acquisition of its common stock by the Company, the Bank’s common stock was traded from time to time on an individual basis, but there was no established trading market.  There is no established trading market for the Company’s common stock, and an active public trading market is not expected to develop in the near future.  The approximate number of holders of record of the Company’s common stock as of December 31, 2002 was 511.

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

The Company declared dividends of $181,300, or $.50 per share both in 2002 and 2001.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities in 2002.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

This analysis has been prepared to provide insight into the consolidated financial condition of the Company and to address the factors which the Company believes have affected the Company’s results of operations.

As the holding company reorganization pursuant to which the Company became the sole shareholder of the Bank became effective November 1, 2000, all financial information for earlier periods relates to the Bank, rather than the Company.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.  Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  Subsequent recoveries are added to the allowance.  The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibilty of loans.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.

Please see “Provision for Loan Losses” and “Credit Losses” for further discussions of the Company’s methodology in determining the allowance for loan losses and historical loss experience.

 Results of Operations

The Company and the Bank reported consolidated net income of $1,466,915 ($4.05 earnings per share) for the year ended December 31, 2002 compared to $1,277,446 ($3.52 earnings per share) for the year ended December 31, 2001.  Net interest income after provision for loan losses was $4,830,015, $4,053,101 and $3,705,878 for the three years ended December 31, 2002, 2001, and 2000, respectively.  The provision for loan losses was $720,000, $425,000 and $170,000 for the three years ended December 31, 2002, 2001 and 2000, respectively.  Non-interest income totaled $1,373,114, $1,084,446 and $855,776 for the three years ended December 31, 2002, 2001 and 2000, respectively and noninterest expenses totaled $3,777,922, $3,144,042 and $2,734,854 for the three years ended December 31, 2002, 2001 and 2000, respectively.

The Company believes the increase in net income over these periods can be attributed principally to a 15.2% increase in the loan portfolio, a 26.3% increase in non-interest income, and a decrease in interest rates paid on deposit accounts.  The following table summarizes the results of operations of the Company for the three years ended December 31, 2002.

	Years Ended December 31,
	2002	2001	2000
Interest income	$ 8,446,728	$ 8,385,337	$ 7,170,494
Interest expense	2,896,713	3,907,236	3,294,616
Net interest income	5,550,015	4,478,101	3,875,878
Provision for loan losses	720,000	425,000	170,000
Noninterest income	1,373,114	1,084,446	855,776
Noninterest expenses	3,777,922	3,144,042	2,734,854
Income before taxes	2,425,207	1,993,505	1,826,800
Income taxes	958,292	716,059	651,723
Net income	$ 1,466,915	$ 1,277,446	$ 1,175,077

	Years Ended December 31,

	2002	2001	2000
Return on assets (net income divided
by average total assets)	1.15%	1.24%	1.39%
Return on equity (net income divided by
average equity)	15.26%	15.32%	16.76%
Dividend payout ratio (dividends declared
per share divided by diluted net income
per share)	12.35%	14.20%	15.40%
Average equity divided by average total
assets	7.55%	9.15%	9.04%

Management’s Discussion and Analysis

Table 1 – Net Interest Income and Average Balances ($ in thousands)

	2002			2001			2000
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-earning assets:
Deposits in other banks			N/A	$ 124	$ 2	1.61%	$ 25	$ 1	4.00%
Taxable investment securities	$ 18,250	$ 927	5.08%	15,608	925	5.93%	15,952	982	6.16%
Nontaxable investment securities	1,208	50	5.89%	748	32	6.78%	307	13	6.71%
Federal funds sold	4,600	69	1.49%	2,681	87	3.25%	3,135	195	6.22%
Total loans	96,252	7,401	7.69%	77,949	7,340	9.42%	60,537	5,980	9.88%
Total interest-earning assets	120,310	8,447		97,110	8,386		79,956	7,171
Yield on average
interest-earning assets			7.04%			8.66%			9.12%

Noninterest-earning assets:
Cash and due from banks	3,775			2,780			2,395
Premises and equipment	2,173			2,012			1,975
Other real estate owned	13			1			268
Interest receivable and other assets	1,828			1,938			1,694
Allowance for loan losses	(1,260)			(924)			(1,228)
Total noninterest-earning assets	6,529			5,807			5,104

TOTAL ASSETS	$ 126,839			$ 102,917			$ 85,060

Interest-bearing liabilities:
NOW/Money Market	$ 22,878	345	1.51%	$ 18,140	479	2.64%	$ 12,651	337	2.66%
Savings and time deposits	75,266	2,522	3.35%	59,481	3,295	5.54%	52,013	2,907	5.59%
Federal funds purchased	167	3	2.15%	125	5	4.32%	17	1	5.88%
Federal Home Loan Bank advances	564	27	4.79%	2,916	128	4.39%	822	50	6.08%
Total interest-bearing liabilities	98,875	2,897		80,662	3,907		65,503	3,295
Cost of average interest-bearing
liabilities			2.93%			4.84%			5.03%

Noninterest bearing liabilities:
Demand deposits	17,584			13,293			11,500
Interest payable and other liabilities	618			737			713
Total noninterest-bearing liabilities	18,202			14,030			12,213
Total liabilities	117,077			94,692			77,716
Stockholders' equity	9,762			8,225			7,344
Total liabilities and
stockholders' equity	$ 126,839			$ 102,917			$ 85,060
Net interest income		$ 5,550			$ 4,479			$ 3,876
Net yield on interest-earning
assets			4.63%			4.63%			4.85%

Management’s Discussion and Analysis

Table 2 – Rate/Volume Variance Analysis ($ in thousands)

The table below sets forth certain information regarding changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated.  The change in interest attributable to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years.  The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year.  Accordingly, changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change of each.

	Year Ended December 31
	2001 compared to 2002			2000 compared to 2001
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Deposits in other banks	-	-	-	$ 4	$ (3)	$ 1
Taxable investment securities	$ 116	$ (116)	-	(21)	(36)	(57)
Nontaxable investment securities	19	(1)	$ 18	19	-	19
Federal funds sold	43	(61)	(18)	(28)	(80)	(108)
Loans	1,731	(1,665)	66	1,784	(424)	1,360
Total	1,909	(1,843)	66	1,758	(543)	1,215

Interest expense
NOW/Money Market	107	(241)	(134)	135	-	135
Savings and time deposits	737	(1,510)	(773)	418	(30)	388
Federal funds purchased	1	(3)	(2)	6	(2)	4
Repurchase agreements	-	-	-	-	-	-
Federal Home Loan Bank advances	(111)	10	(101)	127	(49)	78
Total	734	(1,744)	(1,010)	686	(81)	605

Net interest income	$ 1,175	$ (99)	$ 1,076	$ 1,072	$ (462)	$ 610
Net Interest Income

Net interest income is the Company’s primary source of income.  It is the net of income generated by interest-earning assets less the interest paid on interest-bearing liabilities.  Interest-earning assets for the Company include loans, investment securities, federal funds sold, and interest-earning deposits in other banks.  The Company’s interest-bearing liabilities include deposits, federal funds purchased, and Federal Home Loan Bank advances.

In 2002, net interest income was $5,550,015, representing an increase of 23.94% from $4,478,101 in 2001.  The average yield on interest earning assets decreased to 7.04% in 2002 from 8.66% in 2001, and the average rate paid on interest-bearing liabilities decreased to 2.93% in 2002 from 4.84% in 2001.  The net yield on interest-earning assets (net interest income divided by average interest-earning assets) for 2002 and 2001 was 4.63%.

In 2001, net interest income was $4,478,101, representing an increase of 15.54% from $3,875,878 in 2000.  The average yield on interest-earning assets decreased to 8.66% in 2001 from 9.12% in 2000, and the average rate paid on interest-bearing liabilities decreased to 4.84% in 2001 from 5.03% in 2000.  The net interest income (net interest income divided by average interest earning assets) decreased to 4.63% in 2001 from 4.92% in 2000.  This decrease is primarily attributable to a significant decrease in the prime rate in 2001.

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

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio.  Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses.  In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio.  Management also considers such factors as the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.  The Bank has two principal methods for analyzing the reserve:  the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  At December 31, 2002, the allowance for loan losses was believed to be adequate to provide for potential losses in the loan portfolio.

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

The provision for loan losses was $720,000 for the year ended December 31, 2002, compared to $425,000 for the year ended December 31, 2001.  The ratio of the allowance for loan losses to total loans at the end of the period was 1.43% and 1.24% as of December 31, 2002 and 2001, respectively.  Gross loans increased $13,184,000 or 15.2% from December 31, 2001 to December 31, 2002, and the provision for loan losses was increased in order to maintain the adequacy of the allowance for loan losses.

Management’s Discussion and Analysis

Noninterest Income

Noninterest income consists of revenues generated from a range of financial services and activities.  The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds, checks and fees charged for nondeposit services.  Table 3 below provides a summary of noninterest income for the years ended December 31, 2002, 2001 and 2000.

Table 3 – Sources of Noninterest Income
	For the years ended December 31,
	2002	2001	2000

Service charges on deposit accounts	$ 1,047,451	$ 845,801	$ 674,217
Other service charges and fees	291,243	221,218	168,062
Gain on sale of investment securities	19,726	-	-
Other income	16,694	17,427	13,497
Total noninterest Income	$ 1,375,114	$ 1,084,446	$ 855,776

Noninterest income increased by $288,668 in 2002 or 26.6% compared to 2001.  Service charges on deposit accounts increased by $201,650 for the year ended December 31, 2002.  The increase in service charges on deposit accounts is due to an increase in the amount of insufficient fee income both in the per item fee and volume of insufficient items generated and an increase in the volume of deposit accounts.

Noninterest income increased by $228,670 in 2001 or 26.7% compared to 2000. Service charges on deposit accounts increased by $171,584 for the year ended December 31, 2001.  The increase in service charges on deposit accounts is due to an increase in the amount of insufficient fee income and an increase in deposit accounts.

Noninterest Expenses

The major components of noninterest expenses for the years ended December 31, 2002, 2001 and 2000 are disclosed in Table 4.

Table 4 – Sources of Noninterest Expenses
	For the years ended December 31,
	2002	2001	2000

Salary and benefits	$ 1,964,603	$ 1,581,081	$ 1,310,698
Occupancy expense	209,518	202,686	195,007
Equipment expense	232,253	170,122	218,155
Loss on sale of foreclosed real estate	4,000	-	-
Other	1,367,548	1,190,153	1,010,994
Total Noninterest Expenses	$ 3,777,922	$ 3,144,042	$ 2,734,854

Noninterest expenses increased during 2002 by $633,880 or 20.2% compared to 2001.  This increase was primarily due to an increase in salaries and employee benefits of $383,522 and an increase in other expenses of $177,395.

Management’s Discussion and Analysis
Table 4 – Sources of Noninterest Expense (Continued)

Noninterest expenses increased during 2001 by $409,188 or 15% compared to 2000.  This increase was primarily due to an increase in salaries and employee benefits of $270,383 and an increase in other expenses of $179,159.

The overhead ratio of noninterest expense to operating income decreased from 56.52% in 2001 to 54.61% for the year ended December 31, 2002.

Analysis of Financial Condition

Table 5 – Average Asset Mix ($ in thousands)

	For the years ended December 31,
	2002		2001
	Average		Average
	Balance	%	Balance	%

Earning assets:
Loans, net	$ 94,992	74.89%	$ 77,025	74.87%
Investment securities	19,458	15.34%	16,356	15.90%
Federal funds sold	4,600	3.63%	2,681	2.61%
Interest-bearing bank balances	-	0.00%	124	0.12%
Total earning assets	119,050	93.86%	96,186	93.49%

Nonearning assets:
Cash and due from banks	3,775	2.81%	2,780	2.81%
Property and equipment	2,173	1.71%	2,012	1.96%
Other real estate owned	13	0.01%	1	0.00%
Other assets	1,828	1.44%	1,901	1.85%
Total nonearning assets	7,789	5.97%	6,694	6.61%

Total assets	$ 126,839	100.00%	$ 102,880	100.00%

Average earning assets increased 23.15% from December 31, 2001 to December 31, 2002.  Total earning assets represent 93.86% of total average assets at December 31, 2002 compared to 93.49% at December 31, 2001.  For 2002, average loans represented 74.89% of total average assets compared to 74.87% for 2001.  Investments decreased from 15.90% in 2001 to 15.47% in 2002.  The percent mix of average assets of loans and investments have changed minimally from 2001 to 2002.

Loans

Types of Loans. The loan portfolio is dominated by real estate loans, which made up 70% of the total loan portfolio at December 31, 2002.  Commercial loans accounted for 15% of the loan portfolio, which are generally made to provide operating lines of credit, to finance the purchase of inventory or equipment and for other business purposes.  Consumer loans accounted for 11% of the loan portfolio as of December 31, 2002. Consumer loans are made primarily for vehicle purchases, home improvements, personal needs and overdraft protection.  The amount of loans outstanding by type at December 31, 2002 and 2001 is presented in Table 6.

Management’s Discussion and Analysis

Table 6 – Loan Portfolio Summary ($ in thousands)

	At December 31,
	2002		2001
	Amount	%	Amount	%
Construction and development	$ 5,341	5.34%	$ 3,269	3.77%
1-4 family residential	29,319	29.32%	26,129	30.10%
5 or more family residential	2,890	2.89%	739	0.85%
Farmland	3,022	3.02%	3,434	3.96%
Nonfarm, nonresidential	29,650	29.66%	23,969	27.62%
Total real estate	70,222	70.23%	57,540	66.29%

Agriculture	3,584	3.58%	1,785	2.06%
Commercial and industrial	14,997	15.00%	16,487	18.99%
Consumer	11,034	11.04%	10,922	12.58%
Other	145	0.15%	63	0.07%
Total	$ 99,982	100.00%	$ 86,797	100.00%

Maturities and Sensitivities to Changes in Interest Rates.  Total loans as of December 31, 2002 are shown in the following table according to type and contractual maturity classifications of (i) one year or less, (ii) one year to five years and (iii) over five years.

Table 7 – Maturity Schedule of Loans ($ in thousands)

Commercial/Financial/Agricultural

One year or less	$11,820
After one through five years	6,261
After five years	500
Total	$18,581

Real Estate - Construction

One year or less	$5,081
After one through five years	260
After five years	-
Total	$5,341

The following table summarizes loans at December 31, 2002 with the due dates after one year that have predetermined and floating or adjustable interest rates (dollars in thousands):

Predetermined interest rates	$3,820
Floating or adjustable interest rates	3,201
Total	$7,021

Actual repayments of loans may differ from contractual maturities reflected above because borrowers have the right to prepay obligations with and without prepayment penalties.  Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayment of such loans.

Management’s Discussion and Analysis

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures and availability of funds influence interest rates.  On average, loans yielded 7.69% for the year ended December 31, 2002 compared to an average yield of 9.42% in 2001.

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

The investment portfolio yielded the Company an approximate yield of 5.13% in 2002 compared to 5.27% in 2001.

Table 8 – Investment Securities ($ in thousands)

The following table summarizes the maturity of the Bank’s investment securities and weighted average yield at December 31, 2002.

December 31, 2002, Available for Sale

	In One	One Year	After Five
	Year	Through Five	Through	After Ten
	or Less	Years	Ten Years	Years	Total
Investment securities:
U.S. Treasuries	-	$ 324	-	-	$ 324
U.S. Government agencies	$ 1,039	8,140	$ 1,054	-	10,233
Mortgage-backed securities	-	1,159	1,415	$ 2,060	4,634
State and municipal securities	100	443	553	165	1,261
Corporate debt securities	-	2,646	560	-	3,206
Equiity securities	-	-	-	367	367
Total	$ 1,139	$ 12,712	$ 3,582	2,592	$ 20,025

Weighted average yields:
U.S. Treasuries	-	2.02%	-	-	2.02%
U.S. Government agencies	5.52%	3.82%	5.39%	-	4.11%
Mortgage-backed securities		6.95%	5.28%	4.74%	5.64%
State and municipal securities	6.82%	6.15%	6.57%	6.95%	6.00%
Corporate debt securities	-	6.16%	6.45%	-	6.21%
Consolidated	5.63%	4.63%	5.69%	4.91%	4.90%

Management’s Discussion and Analysis

Table 8 – Investment Securities (continued) ($ in thousands)

December 31, 2001, Available for Sale

	In One	One Year	After Five
	Year	Through Five	Through	After Ten
	or Less	Years	Ten Years	Years	Total
Investment securities:
U.S. Government agencies	$ 511	$ 3,254	$ 4,474	-	$ 8,239
Mortgage-backed securities	179	1,512	1,280	$ 3,281	6,252
State and municipal securities	-	102	945	157	1,204
Corporate debt securities	-	2,334	1,048	-	3,382
Other securities	300	-	-	-	300
Total	$ 990	$ 7,202	$ 7,747	$ 3,438	$ 19,377

Weighted average yields:
U.S. Government agencies	5.45%	5.15%	4.20%	-	4.60%
Mortgage-backed securities	6.29%	6.88%	6.03%	5.23%	5.82%
State and municipal securities	-	4.37%	4.03%	4.38%	4.10%
Corporate debt securities	-	6.33%	6.29%	-	6.33%
Other securities	5.82%	-	-	-	5.82%
Consolidated	6.12%	5.95%	4.74%	5.18%	5.27%

The following table summarizes the book value and market value and distribution of the Bank’s investment securities as of the dates indicated.  All securities held at December 31, 2002 and 2001 were categorized as available for sale.

	At December 31,
	2002		2001
	Book Value	Market Value	Book Value	Market Value
	(dollars in thousands)
U.S. Treasuries	$ 321	$ 324	-	-
U.S. Government Agencies	10,056	10,233	$ 8,181	$ 8,241
Mortgage-backed Securities	4,482	4,634	6,183	6,251
State and municipal Securities	1,204	1,261	1,212	1,203
Corporate debt Securities	3,045	3,206	3,320	3,382
Other securities	367	367	300	300
Total	$ 19,475	$ 20,025	$ 19,196	$ 19,377

Management’s Discussion and Analysis

Federal funds sold averaged $4,600,000 for the year ended December 31, 2002 compared to $2,681,000 for 2001.  Federal funds are the Company’s most liquid asset and the lowest yielding portion of earning assets.  Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

Deposits

The Bank relies on deposits generated in the market area to provide the majority of funds needed by the Company to fund loans and invest in liquid assets.  The Bank specifically relies on core deposits as the primary funding source.

There was a 24.2% increase in total deposits at December 31, 2002 from December 31, 2001.  The largest growth was an increase of $14,000,000 in certificates of deposit over $100,000.  The Bank also has strong noninterest-bearing deposits, which represented 14.4% of total deposits at December 31, 2002 and 18.0% at December 31, 2001.

The average amounts outstanding and the average rate paid on interest-bearing deposits for the periods indicated are presented below.

Table 9 – Average Deposits ($ in thousands)

	December 31, 2002		December 31, 2001
	Balance	%	Balance	%
Interest-bearing deposits:
Now Accounts	$ 11,287	1.03%	$ 8,044	2.21%
Money Market	11,592	1.98%	10,096	2.98%
Savings	6,691	1.45%	4,187	2.33%
Small denomination certificates	35,209	3.56%	34,126	5.67%
Large denomination certificates	33,364	3.51%	21,168	5.96%
Total interest-bearing deposits	$ 98,143	2.92%	$ 77,621	4.86%

Table 10 provides a maturity schedule for certificates of deposit of $100,000 and over at December 31, 2002.

Table 10 – Large Time Deposit Maturities ($ in thousands)

Analysis of time deposits for $100,000 or more at December 31, 2002:

Remaining maturity of three months or less	$ 11,344
Remaining maturity of three through six months	9,590
Remaining maturity six months through twelve months	16,309
Remaining maturity over twelve months	6,782
Total time deposits of $100,000 or more	$ 44,025

Even though the Company has seen a large increase in large deposits, management has not aggressively solicited the more volatile deposits.  The strategy of management is to fund loan and investment growth with largely core deposits.

Nonperforming and Problem Assets

There are certain credit risks associated in making loans.  Management assesses these risks and attempts to manage them effectively.  The Company adheres to internal loan policies and procedures to reduce the risks associated with lending.  The policies include officer and customer limits, with anything outside the officer’s limit being approved by the Loan Committee of the Board of Directors.  The Company has documentation software in place to help track documentation exceptions by officer.

Table 11 – Nonperforming Assets ($ in thousands)

The following table contains information concerning the outstanding balances of nonperforming assets at December 31 for the past five years.

	2002	2001	2000	1999	1998
Nonaccrual loans	$ 496	$ 357	$ 466	$ 102	$ 136
Loans past due over 90 days and
still accruing	235	94	65	3	54

Total	$ 731	$ 451	$ 531	$ 105	$ 190

Nonaccrual loans were .50% and .41% of outstanding loans at December 31, 2002 and 2001, respectively.

The reduction in interest income associated with nonaccrual loans is as follows:

	2002	2001	2000	1999	1998
Interest income that would have been
recorded on nonaccrual loans under
original terms	$ 51	$ 33	$ 14	$ 2	$ 2

Interest income actually recorded on
nonaccrual loans	48	20	10	-	-

Reduction in interest income	$ 3	$ 13	$ 4	$ 2	$ 2

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

Management’s Discussion and Analysis
Table 12 – Credit Losses ($ in thousands)
	For the years ended December 31,
	2002	2001	2000	1999	1998
Average Loans Outstanding	$ 96,252	$ 77,025	$ 59,309	$ 50,411	$ 42,452

Allowance at beginning of period	1,073	793	858	767	724

Loans Charged off:	-	-	-	-
Commercial & Agricultural	345	-	40	40	65
Real Estate - Construction	-	-	-	-	-
Real Estate - Other	221	37	35	-	-
Installment & Other Consumer	91	205	239	118	99
Total	657	242	314	158	164

Recoveries on loans previously charged off
Commercial & Agricultural	225	-	-	-	11
Real Estate - Construction	-	-	-	-	-
Real Estate - Other	21	27	57	26	92
Installment & Other Consumer	44	70	22	40	26
Total	290	97	79	66	129

Net Charge-offs	367	145	235	92	35

Additions to Allowance charged to
Operations	720	425	170	183	78

Balance at year-end	$ 1,426	$ 1,073	$ 793	$ 858	$ 767

Management allocated the reserve for loan losses to specific loan classes as follows ($ in thousands):

	At December 31,
	2002		2001
		Percent of		Percent of
		Loans in		Loans in
		Category to		Category to
	Amount	Total Losses	Amount	Total Losses
Real estate - Construction	$ 43	3%	$ 32	3%
Real estate - Mortgage	856	60%	676	63%
Commercial and agricultural	285	20%	225	21%
Consumer	242	17%	140	13%
	$ 1,426		$ 1,073

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

The following table summarizes the commitments outstanding at December 31, 2002 and 2001:

($ in thousands)	2002	2001
Commitments to extend credit	$ 10,764	$ 11,435
Standby letters of credit	855	682
	$ 11,619	$ 12,117

Commitments to extend credit include unused commitments for open-end lines secured by real estate, marketable securities, accounts receivable, crops, inventory, equipment and personal property.  Commitments and standby letters of credit decreased by $497,000 from December 31, 2001 to December 31, 2002, a decrease of 4.10%.

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

The table below presents the pertinent liquidity balances and ratio for the periods ended December 31, 2002 and 2001.

	December 31,
($ in thousands)	2002	2001

Cash and due from banks	$3,991	$6,021
Federal funds sold	13,225	-
Investment securities	20,025	19,377
Time deposits over $100,000 to total deposits ratio	..34	.29
Loan to deposit ratio	..78	.83

Cash and due from banks totaled $4,000,000 at December 31, 2002, a decrease of 33.72% compared to 2001.  The Bank had federal funds sold at December 31, 2002 of $13,230,000, and none at December 31, 2001.  Federal funds are the Bank’s most liquid interest earning asset, but provide the lowest yield of earning assets.  Management makes every effort to maintain federal funds at the lowest level possible and still maintain enough funds for loan demand.

At December 31, 2002, the liquidity position of the Bank was considered by management of the Bank to be adequate.  Management knows of no trends, demands, commitments, events or uncertainties that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

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

The Bank’s asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities prepared and presented to the board of directors of the Bank and the Bank’s Asset/Liability Committee on a quarterly basis.  This process allows the Bank to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.  An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less.  The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If the Bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  Accordingly, the Bank also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates.  Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap.  The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The following table summarizes interest-sensitive assets and liabilities for the Bank as of December 31, 2002.

Table 13 – Interest Rate Sensitivity ($ in thousands)

	Maturing or Repricing within
ASSETS SUBJECT TO INTEREST RATE	3 Months	3 to 12
ADJUSTMENT WITHIN TIME HORIZON	or Less	Months	1 to 5 Years	Over 5 Years	Total

Loans	$ 25,839	$ 28,293	$ 41,888	$ 3,961	$ 99,981
Securities	100	1,039	12,727	6,174	20,040
Federal Funds Sold and Repos	13,225	-	-	-	13,225
Total Interest Earning Assets	39,164	29,332	54,615	10,135	133,246

Non-interest Earnings Assets	-	-	-	6,250	6,250

TOTAL	$ 39,164	$ 29,332	$ 4,615	$ 16,385	$ 139,496

LIABILITIES SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON

NOW & Money Market Accounts	$ 22,213	-	-	-	$ 22,213

Other Savings Accounts	6,892	-	-	-	6,892

Time Deposits $100M & Over	11,345	$ 25,898	$ 6,782	-	44,025

Time Deposits Less Than $100M	7,285	23,890	5,382	-	36,557

Other Borrowings	3	11	69	356	439

Total Interest bearing Liabilities	47,738	49,799	12,233	356	110,126

Interest free deposits	-	-	-	18,455	18,455

Other Interest free liabilities & Equity	-	-	-	10,915	10,915

TOTAL	$ 47,738	$ 49,799	$ 2,233	$ 29,726	$ 139,496

Interest Sensitivity Gap	$ (8,574)	$ (20,467)	$ 42,382	$ (13,341)	-

Cumulative Gap	$ (8,574)	$ (29,041)	$ 13,341	-	-

Net Interest Rate Sensitivity Gap
as a Percent of Interest Earning Assets	(21.9)	(69.8)	77.6	(81.4)	-

Cumulative Gap as a Percent of Cumulative	(21.9)	(42.4)	10.8	-	-
Interest earning Assets

As evidenced by the table above, the Bank is cumulatively liability sensitive within one year. Beyond one year, the bank is cumulatively asset sensitive, and is particularly asset sensitive in the range of one to five years.  In a rising interest rate environment, an asset sensitive position indicated by a positive gap, is generally more advantageous as earning assets are repriced sooner than the liabilities.  Conversely, in a declining interest rate environment, a liability sensitive position, indicated by a negative gap, is generally more advantageous since liabilities are repriced sooner than assets.

Capital Adequacy

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at December 31, 2002 are shown below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets..................	8.00	11.18
Tier I capital to risk adjusted assets.................	4.00	9.92
Tier I leverage ratio (to average assets)............	4.00	7.24

Total capital of the Bank also has an important effect on the amount of FDIC insurance premiums paid.  Institutions not considered well capitalized are subject to higher rates for FDIC insurance.

Effect of Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements.  The Bank addresses the effects of inflation through effectively managing its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its dividend payout policy relative to its level of net income.  The impact of inflation has been minimal to the Bank in recent years.

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

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
                         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information appearing under the headings “Election of Directors,” “Executive Officers” and “Section 16(a), Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2003 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 22, 2003, is incorporated herein by reference.

ITEM 10.        EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

The information appearing under the heading “Principal Shareholders” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Transactions” in the 2003 Proxy Statement is incorporated herein by reference.

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

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).
3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).
10.1	1998 Nonqualified Stock Option. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-32399)).
10.2

 Form of Director Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-32399)).

10.3*	Employment Agreement by and between Farmers & Merchants Bank and Charles R. Nessmith.
21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-32399)).
99.1	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

*Compensation Plan or arrangement required to be listed as an Exhibit to Form 10-KSB.

(b)        Reports on Form 8-K.

None.

ITEM 14.        CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28 , 2003	FMB EQUIBANC, INC. By:/s/ Charles R. Nessmith Charles R. Nessmith President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles R. Nessmith Charles R. Nessmith	Director, President and Chief Executive Officer (principal executive officer)	March 28 , 2003

/s/ Dwayne E. Rocker Dwayne E. Rocker	Secretary (principal financial and accounting officer)	March 28 , 2003

/s/ Frank C. Rozier	Chairman of the Board of Directors	March 28 , 2003
Frank C. Rozier

/s/ Leonard H. Blount Leonard H. Blount	Director	March 28 , 2003

/s/ F. Wendell Brannen	Director	March 28 , 2003
F. Wendell Brannen

/s/ R. Earl Dabbs R. Earl Dabbs	Director	March 28 , 2003

/s/ Gerald M. Edenfield	Director	March 28 , 2003
Gerald M. Edenfield

/s/ William Hatcher	Director	March 28 , 2003
William Hatcher

/s/ Billy G. Tyson	Director	March 28 , 2003
Billy G. Tyson

CERTIFICATION

I, Charles R. Nessmith, certify that:

1.          I have reviewed this annual report on Form 10-KSB of FMB Equibanc, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Charles R. Nessmith Charles R. Nessmith President and Chief Executive Officer

CERTIFICATION

I, Dwayne E. Rocker, certify that:

1.          I have reviewed this annual report on Form 10-KSB of FMB Equibanc, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Dwayne E. Rocker Dwayne E. Rocker Secretary

FMB EQUIBANC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

DECEMBER 31, 2002, 2001 AND 2000

DABBS, HICKMAN, HILL & CANNON, LLP
Certified Public Accountants

Statesboro, Georgia 30458

INDEPENDENT AUDITOR’S REPORT

Board of Directors
FMB Equibanc, Inc.
Statesboro, Georgia 30458

We have audited the accompanying consolidated balance sheets of FMB Equibanc, Inc. and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMB Equibanc, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/Dabbs, Hickman, Hill & Cannon, LLP

February 28, 2003

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

A S S E T S

	DECEMBER 31,	DECEMBER 31,
	2002	2001
Cash and due from banks	$3,991,014	$6,021,185
Federal funds sold	13,225,000	-
Investment securities available for sale, at fair value	20,024,824	19,377,441
Loans, less allowance for loan losses of $1,426,081 and
$1,073,186	98,555,851	85,724,307
Bank premises and equipment, net	2,187,433	2,065,651
Accrued interest receivable	1,156,784	1,347,766
Deferred income taxes	66,535	191,732
Other assets	292,915	357,082

TOTAL ASSETS	$139,500,356	$115,085,164

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$18,455,406	$18,573,297
Money market and NOW accounts	22,213,360	20,241,212
Savings	6,891,621	5,116,169
Time deposits, $100,000 and over	44,024,881	29,867,632
Other time deposits	36,557,119	29,355,794
Total deposits	128,142,387	103,154,104

Accrued interest payable	289,111	348,906
Income taxes payable	-	209,091
Federal funds purchased	-	1,763,000
Federal Home Loan Bank advances	438,601	451,623
Other liabilities	263,733	298,813
Total liabilities	129,133,832	106,225,537

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	362,600	362,600
Surplus	3,075,660	3,075,660
Appropriated retained earnings	3,561,740	3,561,740
Unappropriated retained earnings	3,036,425	1,750,810
Accumulated other comprehensive income	330,099	108,817
Total stockholders' equity	10,366,524	8,859,627

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$139,500,356	$115,085,164

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2002	2001	2000
INTEREST INCOME
Interest and fees on loans	$7,401,148	$7,339,762	$5,979,620
Interest and dividends on investment
securities	977,003	958,968	996,340
Interest on federal funds sold	68,577	86,607	194,534
Total interest income	8,446,728	8,385,337	7,170,494

INTEREST EXPENSE
Interest on deposits	2,866,340	3,773,891	3,244,256
Interest on federal funds purchased	3,577	5,403	774
Interest on Federal Home Loan Bank Advances	26,796	127,942	49,586
Total interest expense	2,896,713	3,907,236	3,294,616

NET INTEREST INCOME	5,550,015	4,478,101	3,875,878

PROVISION FOR LOAN LOSSES	720,000	425,000	170,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,830,015	4,053,101	3,705,878

NONINTEREST INCOME
Service charges on deposit accounts	1,047,451	845,801	674,217
Other service charges, commissions, and fees	291,243	221,218	168,062
Net gain on sales and calls of investment securities	19,726	-	-
Other	16,694	17,427	13,497
Total noninterest income	1,375,114	1,084,446	855,776

NONINTEREST EXPENSES
Salaries and employee benefits	1,964,603	1,581,081	1,310,698
Occupancy expense	209,518	202,686	195,007
Equipment expense	232,253	170,122	218,155
Loss on sale of foreclosed real estate	4,000	-	-
Other	1,369,548	1,190,153	1,010,994
Total noninterest expenses	3,779,922	3,144,042	2,734,854

INCOME BEFORE INCOME TAXES	2,425,207	1,993,505	1,826,800

INCOME TAXES	958,292	716,059	651,723

NET INCOME	$1,466,915	$1,277,446	$1,175,077

EARNINGS PER SHARE	$4.05	$3.52	$3.24

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

						Accumulated
				Appropriated	Unappropriated	Other
	Common Stock			Retained	Retained	Comprehensive
	Shares	Par Value	Surplus	Earnings	Earnings	Income	Total

Balance, December 31, 1999	362,600	$362,600	$3,075,660	$1,561,740	$1,660,887	$(248,941)	$6,411,946

Comprehensive income
Net income	-	-	-	-	1,175,077	-	1,175,077
Other comprehensive income, net of tax
Change in unrealized losses on investment
securities available for sale, net of deferred tax of $140,535	-	-	-	-	-	210,803	210,803
Total comprehensive income							1,385,880

Cash dividends declared, $.50 per share on 362,600 shares	-	-	-	-	(181,300)	-	(181,300)
Balance, December 31, 2000	362,600	362,600	3,075,660	1,561,740	2,654,664	(38,138)	7,616,526

Transfers	-	-	-	2,000,000	(2,000,000)	-	-

Comprehensive income
Net income	-	-	-	-	1,277,446	-	1,277,446
Other comprehensive income, net of tax
Change in unrealized gains/losses on investment securities available for sale, net of deferred tax of $97,971	-	-	-	-	-	146,955	146,955
Total comprehensive income							1,424,401

Cash dividends declared, $.50 per share on 362,600 shares	-	-	-	-	(181,300)	-	(181,300)
Balance, December 31, 2001	362,600	362,600	3,075,660	3,561,740	1,750,810	108,817	8,859,627

Comprehensive income
Net income	-	-	-	-	1,466,915	-	1,466,915
Other comprehensive income, net of tax
Change in unrealized gains/losses on investment securities available for sale, net of deferred tax of $147,521	-	-	-	-	-	221,282	221,282
Total comprehensive income							1,688,197

Cash dividends declared, $.50 per share on 362,600 shares	-	-	-	-	(181,300)	-	(181,300)
Balance, December 31, 2002	362,600	$ 362,600	$ 3,075,660	$ 3,561,740	$ 3,036,425	$ 330,099	$ 10,366,524

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,466,915	$1,277,446	$1,175,077
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	720,000	425,000	170,000
Gain from sales and calls of available for sale securities, net	(19,726)	-	-
Loss from foreclosed real estate and other repossessions	6,000	-	-
Depreciation	224,194	167,225	197,562
Deferred income taxes	125,197	1,136	6,520
Other, net	-	(45,944)	(13,356)
(Increase) decrease in operating assets:
Accrued interest receivable	190,982	(202,530)	(337,096)
Refundable income taxes	-	29,802	(29,802)
Other assets	64,167	(31,460)	55,396
Increase (decrease) in operating liabilities:
Accrued interest payable	(59,795)	(228)	27,047
Income taxes payable	(209,001)	209,091	(36,104)
Other liabilities	(35,170)	124,627	(55,069)
Net cash provided by operating activities	2,473,763	1,954,165	1,160,175

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(13,225,000)	3,030,000	1,650,000
Net increase (decrease) in federal funds purchased	(1,763,000)	1,763,000	-
Purchases of investment securities available for sale	(15,333,196)	(14,245,657)	(2,173,949)
Proceeds from sale and calls of investment securities
available for sale	8,632,902	-	-
Matured or redeemed investment securities
available for sale	6,240,919	10,702,785	1,482,627
Net increase in loans	(13,551,544)	(17,919,288)	(15,958,102)
Additions to bank premises and equipment	(345,976)	(287,850)	(147,258)
Proceeds from sale of other real estate	47,000	-	528,684
Net cash used by investing activities	(29,297,895)	(16,957,010)	(14,617,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,988,283	17,488,420	13,632,946
Increase (decrease) in Federal Home Loan Bank
advances	(13,022)	(1,712,023)	1,688,897
Dividends paid	(181,300)	(181,300)	(181,300)
Net cash provided by financing
activities	24,793,961	15,595,097	15,140,543

NET INCREASE (DECREASE) IN CASH AND
DUE FROM BANKS	(2,030,171)	592,252	1,682,720

CASH AND DUE FROM BANKS, JANUARY 1	6,021,185	5,428,933	3,746,213

CASH AND DUE FROM BANKS, DECEMBER 31	$3,991,014	$6,021,185	$5,428,933

FMB EQUIBANC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of foreclosed real estate.  In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

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

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities(Continued)
Unrealized gains and losses, net of tax, on securities available for sale are reported in other comprehensive income.  Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.  Gains and losses on sales of securities are determined on the specific identification method.  Declines in the fair value of held to maturity securities and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.

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

Foreclosed Real Estate
Foreclosed real estate, if any, includes both formally foreclosed property and in-substance foreclosed property.  In-substance foreclosed properties are those properties for which the bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of the foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property’s new basis.  Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses.  After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

Advertising Costs
Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $69,167, $95,797, and $111,952, respectively.

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

NOTE 2 - BUSINESS COMBINATION

On November 1, 2000, the Bank reorganized into a one-bank holding company structure, becoming a wholly owned subsidiary of the Company.  The reorganization was accomplished through the merger of FMB Interim Corp., a Georgia Corporation and a wholly owned subsidiary of the Company (“Interim”), with and into the Bank, under the charter of the Bank and with the name of the Bank.  Each outstanding share of Farmers and Merchants Bank’s common stock was converted into and exchanged for one share of the Company’s common stock.  The merger was accounted for as a pooling of interests, and accordingly, all historical financial information for the Company has been restated to include Farmers and Merchants Bank’s historical information for all periods presented herein.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES
Investment securities have been classified according to management’s intent.  The amortized cost and fair values of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale

December 31, 2002:
U. S. government agencies obligations	$10,056,150	$176,180	-	$10,232,330
U. S. government treasury securities	321,122	2,971	-	324,093
Mortgage-backed securities	4,481,613	153,152	-	4,634,765
State and municipal securities	1,203,521	57,870	-	1,261,391
Corporate debt securities	3,045,458	166,031	$5,769	3,205,720
Other securities	366,525	-	-	366,525
	$19,474,389	$556,204	$5,769	$20,024,824

December 31, 2001:
U. S. government agencies obligations	$8,180,809	$84,038	$23,965	$8,240,882
Mortgage-backed securities	6,183,117	85,999	17,867	6,251,249
State and municipal securities	1,211,502	1,801	9,818	1,203,485
Corporate debt securities	3,320,525	73,469	12,294	3,381,700
Other securities	300,125	-	-	300,125
	$19,196,078	$245,307	$63,944	$19,377,441

The scheduled maturities of securities available for sale at December 31, 2002 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,100,000	$1,138,750
Due from one year through five years	11,288,987	11,552,661
Due in more than five years	2,237,264	2,332,123
	14,626,251	15,023,534
Mortgage-backed securities	4,481,613	4,634,765
Other securities	366,525	366,525
	$19,474,389	$20,024,824

During 2002, there were gross realized gains of approximately $43,000 and gross realized losses of approximately $23,000 from total proceeds from sales and calls of securities $8,600,000.  There were no sales of investment securities during 2001.

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB) and is required to maintain a minimum stock holding in FHLB stock.  Each member’s required minimum holding of FHLB stock is calculated annually by the FHLB.  The investment in FHLB stock is carried at cost, which represents fair value.  The carrying value of FHLB stock included in other securities at December 31, 2002 and 2001 is $317,100 and $250,700, respectively.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (Continued)
Investment securities with a carrying amount of approximately $13,580,234 and $7,927,584 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits as required or permitted by law.

NOTE 4 - LOANS
Major classifications of loans are as follows:

	2002	2001
Commercial	$18,580,340	$18,271,855
Commercial real estate	32,671,848	27,402,928
Residential real estate	29,748,563	24,988,330
Real estate construction	5,341,230	3,268,842
Consumer and other installment	13,494,917	12,801,568
Overdrafts	145,034	63,970
Total loans	99,981,932	86,797,493
Allowance for loan losses	(1,426,081)	(1,073,186)
Loans, net	$98,555,851	$85,724,307

Loans on which the accrual of interest has been discontinued or reduced amounted to $495,022, $356,823 and $466,391 at December 31, 2002, 2001 and 2000, respectively.  If interest on those loans had been accrued, such income would have approximated $47,909, $20,422 and $9,747 for 2002, 2001 and 2000, respectively.

Changes in the allowance for loan losses were as follows:

	2002	2001	2000
Balance, beginning of year	$1,073,186	$793,473	$857,947
Provision charged to operations	720,000	425,000	170,000
Loans charged off	(657,354)	(242,203)	(313,535)
Recoveries	290,249	96,916	79,061
Balance, end of year	$1,426,081	$1,073,186	$793,473

NOTE 5 - BANK PREMISES AND EQUIPMENT
Major classifications of these assets are summarized as follows:

	2002	2001
Land	$330,992	$330,992
Buildings	2,359,326	2,296,453
Furniture and equipment	1,766,111	1,499,641
Auto	16,632	-
Total cost	4,473,061	4,127,086
Accumulated depreciation	(2,285,628)	(2,061,435)
Net book value	$2,187,433	$2,065,651

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)
Depreciation expense amounted to $224,194, $167,225 and $197,562 for 2002, 2001 and 2000, respectively.

Certain facilities and equipment are leased under various operating leases.  Rental expense for 2002, 2001 and 2000 was $19,192, $18,674 and $16,788, respectively.

NOTE 6 - DEPOSITS
At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

2003	$68,503,062
2004	9,411,409
2005	1,517,529
2006	1,150,000
$80,582,000

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCE

The Federal Home Loan Bank Advance at December 31, 2002 consists of a Community Investment Program (CIP) advance taken on December 10, 1998, payable in monthly installments, including interest at 5.48 percent, through December 10, 2008.  The advance is collateralized by the Bank’s wholly owned residential (1-4 units) first mortgage loan portfolio.

Maturities of the advance for each of the next five years and in the aggregate are as follows:

Year ending December 31
2003	$14,102
2004	15,273
2005	16,540
2006	17,913
2007	19,400
Later years	355,373
$438,601

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES
The consolidated provision for income taxes consists of the following:

	2002	2001	2000
Current:
Federal	$879,741	$724,358	$578,506
State	145,086	85,772	66,697
	1,024,827	810,130	645,203

Deferred:
Federal	(55,114)	(79,960)	5,541
State	(11,421)	(14,111)	979
	(66,535)	(94,071)	6,520

Total income taxes	$958,292	$716,059	$651,723

A reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the consolidated financial statements is as follows:

	2002		2001		2000
Tax based on statutory rate	$824,571	34.0%	$677,792	34.0%	$621,112	34.0%
Effect of tax-exempt income	(17,686)	(0.7)	(9,100)	(0.5)	(4,151)	(0.2)
Dividends received deduction	(3,782)	(0.2)	(4,546)	(0.2)	(4,614)	(0.3)
Nondeductible expenses	5,397	0.2	5,386	0.3	6,407	0.4
Other, net	16,127	0.7	(25,134)	(1.3)	(34,707)	(1.9)
	$824,627	34.0%	$644,398	32.3%	$584,047	32.0%

 The components of the deferred income tax asset are as follows:

	2002	2001
Deferred tax assets	$286,601	$363,596
Deferred tax liabilities	(220,066)	(171,864)
Net deferred tax asset	$66,535	$191,732

NOTE 9 - PROFIT SHARING PLAN
The Bank participates in a 401(k) profit sharing plan.  All employees of the Bank who meet age and employment tenure qualifications specified in the plan are eligible to participate.  The Bank can contribute to the plan out of the net income such amount as may be determined and authorized by the Board of Directors, but in no year shall the total contributed exceed 15 percent of the total compensation paid to employees who are eligible to participate for that year.  Participants may make voluntary contributions by payroll deduction or cash payment.  The Bank matches voluntary contributions made by participants up to 4 percent of the participant’s total compensation.  Including matching contributions, the Bank contributed $27,443, $31,126 and $25,929 to the plan for 2002, 2001 and 2000, respectively.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DEFERRED COMPENSATION AGREEMENTS
The Bank has entered into deferred compensation agreements with certain directors of the Bank to defer portions of their director fees and to receive equal monthly installments for 120 consecutive months after a certain retirement age (age 65 in most instances).  If the director dies before retirement age, the monthly benefit will be paid to the director’s designated beneficiary beginning the month following the death of the director.  Should the director die after retirement age before receiving the entire 120 monthly installments, the remaining monthly installments will be paid to the director’s designated beneficiary.  The Bank is currently funding the deferred compensation agreements with annuity contracts on each participating director.  Annuity contracts with a present value of approximately $75,461 and $71,794 are included in other assets at December 31, 2002 and 2001, respectively.  A deferred compensation liability has been set up which approximates the present value of the future payments related to service rendered to date.  The deferred compensation liability at December 31, 2002 and 2001, was $70,462 and $66,102, respectively.

NOTE 11 -RELATED PARTY TRANSACTIONS
At December 31, 2002 and 2001, certain employees, officers, directors, significant stockholders, and their affiliates (related parties) were indebted to the Bank in the aggregate amount of $1,560,518 and $2,606,032, respectively.  During 2002, new loans to such related parties amounted to $1,496,584 and repayments amounted to $2,542,098.

During the years ended December 31, 2002, 2001 and 2000, approximately $43,176, $16,631 and $15,400, respectively, in legal fees were paid to a legal firm in which one of the directors is a partner.

During the years ended December 31, 2002, 2001 and 2000, approximately $36,797, $47,844 and $11,100, respectively, in insurance premiums were paid to an insurance agency in which one of the directors is a partner.

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

	2002	2001
Commitments to extend credit	$10,764,493	$11,435,127
Standby letters of credit	855,332	681,500
	$11,619,825	$12,116,627

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)
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

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2002, the Bank had unused federal funds lines of credit totaling $2,500,000with correspondent banks.

During 2001, the Bank entered into a data processing agreement with a computer service center.  The agreement is for a five-year term expiring June, 2006 and includes automatic renewal for the same term unless terminated within 180 days prior to the expiration date.  Monthly fees for the data processing service vary based on required services.  Total fees paid in 2002, 2001 and 2000 were approximately $148,517, $115,500 and $101,000, respectively.

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

NOTE 15 - DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS
Cash paid during the year for interest and income taxes was as follows:

	2002	2001	2000
Interest	$2,896,713	$ 3,907,464	$ 3,267,569
Income taxes	979,200	545,259	709,287
Other real estate acquired through
loan foreclosure	51,000	-	-

Noncash investing activities for 2002, 2001 and 2000 included an increase in the unrealized gain on investment securities available for sale of $368,803, $244,926 and $351,338.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and Tier I capital to average total assets (as defined).  Management believes, as of December 31, 2002, the Company meets all capital adequacy requirements to which it is subject.

As of December 13, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risked-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s prompt corrective action category.

The Company’s actual capital amounts and ratios are also presented in the table.

(000’s Omitted)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital
(to Risk Weighted Assets)	$11,220	11.18%	$8,036	8.00%	$10,028	10.00%
Tier I Capital
(to Risk Weighted Assets)	9,964	9.92%	4,011	4.00%	6,017	6.00%
Tier I Capital
(to Average Assets)	9,964	7.24%	5,491	4.00%	8,236	6.00%
As of December 31, 2001:
Total Capital
(to Risk Weighted Assets)	$9,824	11.13%	$7,062	8.00%	$8,827	10.00%
Tier I Capital
(to Risk Weighted Assets)	8,751	9.91%	3,531	4.00%	5,296	6.00%
Tier I Capital
(to Average Assets)	8,751	7.66%	4,570	4.00%	6,856	6.00%

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - APPROPRIATED RETAINED EARNINGS
Appropriated retained earnings at December 31, 2002 represent retained earnings designated by the Company’s board of directors as unavailable for dividends.

NOTE 18 - STOCK OPTIONS
Under the terms of the 1998 Executive Incentive Plan (the “Plan”), officers and key employees of the Company are eligible to receive nonqualified stock options. There are 18,000 shares of the Company’s common stock reserved for issuance under the Plan.  The Options expire ten years from the date of grant.   Outstanding nonqualified options first became exercisable on December 31, 2002.  At December 31, 2002, options to purchase 6,000 shares of common stock of the Company were outstanding at an exercise price of $15.27.

A summary of the status of the Plan and the activity follows:

		Weighted Average		Weighted Average
	2002	Exercise Price	2001	Exercise Price
Outstanding at beginning of year	18,000	$ 15.27	18,000	$ 15.27
Granted	-		-
Terminated	(12,000)	15.27	-
Outstanding at end of year	6,000	15.27	18,000	$ 15.27

The following table summarizes information about stock options outstanding at December 31, 2002:

	Number	Remaining
Exercise	Outstanding	Contractual	Weighted Average
Price	At 12-31-02	Life	Exercise Price
$ 15.27	6,000	5.0	$15.27

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion 25.  The Company has adopted SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for disclosure purposes.  For SFAS 123 purposes, the fair value of each option grant of $21.59, $14.56, and $10.49 as of December 31, 2002, 2001 and 2000, respectively, has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected Life (years)	5	6	7
Risk-free Interest Rate	1.50%	2.00%	6.75%
Expected Volatility	32.08%	32.50%	11.11%

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK OPTIONS (Continued)
Had the compensation cost for the Company’s stock options granted been determined based on the fair market value at the grant dates for awards under this plan consistent with a method prescribed in SFAS 123 utilizing the assumptions described above, the Company’s net income and net income per share for the year ended December 31, 2002 would have changed to the pro-forma amounts indicated below:

		For the year ended
		December 31, 2002	December 31, 2001	December 31, 2000
Net Income:
As Reported		$ 1,466,915	$ 1,277,446	$ 1,175,077
Pro Forma		1,450,823	1,234,462	1,148,041

Net Income per Share:
As reported -	Basic	$ 4.05	$ 3.52	$ 3.24
	Diluted	3.98	3.36	3.09

Pro Forma -	Basic	$ 4.00	$ 3.40	$ 3.17
	Diluted	3.94	3.24	3.02

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - EARNING PER SHARE
Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding in accordance with SFAS 128.  In accordance with SFAS 128, the following schedule reconciles the numerators and denominators of the basic and diluted net income per common and potential common share for the years presented.

	For the year ended
	December 31, 2002
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income	$1,466,915
Basic EPS	1,466,915	362,600	$4.05
Effect of Dilutive
Securities - Options to
purchase common shares		6,000
Diluted EPS	$1,466,915	368,600	$3.98

	For the year ended
	December 31, 2001
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income	$1,277,446
Basic EPS	1,277,446	362,600	$3.52
Effect of Dilutive
Securities - Options to
purchase common shares		18,000
Diluted EPS	$1,277,446	380,600	$3.36

	For the year ended
	December 31, 2000
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income	$1,175,077
Basic EPS	1,175,077	362,600	3.24
Effect of Dilutive
Securities - Options to
purchase common shares		18,000
Diluted EPS	$1,175,077	380,600	$3.09

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FMB EQUIBANC, INC. (PARENT ONLY) FINANCIAL INFORMATION
FMB Equibanc, Inc. condensed balance sheets and the related condensed statements of income and cash flows are as follows:

CONDENSED BALANCE SHEETS
		December 31,
		2002	2001
Assets
Cash and due from bank		$3	-
Investment in subsidiary		10,294	$8,906
Other Assets		69	-
Total Assets		$10,366	$8,906

Liabilities and Stockholders' Equity
Other liabilities		-	$46
Stockholders Equity		$10,366	8,860
Total		$10,366	$8,906

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2002	2001	2000

Income
Dividends from subsidiary	$284	$182	$45
	284	182	45

General and administrative expenses	50	42	4

Income before income taxes and equity
in undistributed income of subsidiaries	234	140	41

Income tax benefit	20	-	-

Income before equity in undistributed
income of subsidiaries	254	140	41

Equity in undistributed income of
subsidiaries	1,213	1,137	1,134

Net income	$1,467	$1,277	$1,175

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FMB EQUIBANC, INC. (PARENT ONLY) FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows
	Years Ended December 31,
	2002	2001	2000
Operating Activities
Net Income	$1,467	$1,277	$1,175
Adjustments to reconcile net income to net cash
provided by operating activities:
Earnings of subsidiaries	(1,497)	(1,319)	(1,179)
(Increase) decrease in other assets	(69)	50	(50)
Increase (decrease) in other liabilities	-	(8)	54

Net cash used by operating activities	(99)	-	-

Cash flow from investing activities
Dividends received from subsidiary	283	181	45

Cash flow from financing activities
Dividends paid	(181)	(181)	(45)

Increase (decrease) in cash and due from banks	3	-
Cash and due from banks, beginning of year	-	-	-
Cash and due from banks, end of year	$3	$-	$-

NOTE 21 - OTHER NONINTEREST EXPENSES
Components of other noninterest expense exceeding 1% of total revenues include the following:

	December 31,
	2002	2001	2000
Data processing	$222,906	$154,951	$127,528
Professional fees	175,820	137,298	102,094
Public relations and marketing	168,764	140,891	138,776
Supplies	125,325	108,503	74,995