Form 10QSB
period 2003-03-31
FMB EQUIBANC INC
filed 2003-05-14
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003.
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

Yes    [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2003
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    [_]      No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

A S S E T S

	MARCH 31,	DECEMBER 31,
	2003	2002
	(Thousands of Dollars)

Cash and due from banks	$4,370	$3,991
Interest-bearing Deposits in Other Banks	9,010	-
Federal funds sold	8,827	13,225
Investment securities available for sale, at fair value	16,790	20,025
Loans, less allowance for loan losses of $1,547,000 and
$1,426,000	103,269	98,556
Bank premises and equipment, net	2,139	2,187
Accrued interest receivable	1,013	1,157
Deferred income taxes	104	66
Other assets	351	293

TOTAL ASSETS	$145,873	$139,500

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$22,992	$18,455
Money market and NOW accounts	23,892	22,213
Savings	7,523	6,892
Time deposits, $100,000 and over	42,053	44,025
Other time deposits	37,720	36,557
Total deposits	134,180	128,142

Accrued interest payable	299	289
Income taxes payable	182	-
Federal Home Loan Bank advances	435	439
Other liabilities	212	264
Total liabilities	135,308	129,134

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	363	363
Surplus	3,075	3,075
Appropriated retained earnings	3,562	3,562
Unappropriated retained earnings	3,291	3,036
Accumulated other comprehensive income	274	330
Total stockholders' equity	10,565	10,366

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$145,873	$139,500

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2003	2002
	(Thousands of Dollars, except per share data)
INTEREST INCOME
Interest and fees on loans	$1,735	$1,814
Interest and dividends on investment
securities	203	246
Interest on interest bearing deposits in other banks	20	-
Interest on federal funds sold	23	1
Total interest income	1,981	2,061

INTEREST EXPENSE
Interest on deposits	726	707
Interest on federal funds purchased	-	4
Interest on Federal Home Loan Bank Advances	6	6
Total interest expense	732	717

NET INTEREST INCOME	1,249	1,344

PROVISION FOR LOAN LOSSES	150	150

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,099	1,194

NONINTEREST INCOME
Service charges on deposit accounts	242	202
Other service charges, commissions, and fees	89	87
Other	26	8
Total noninterest income	357	297

NONINTEREST EXPENSES
Salaries and employee benefits	522	440
Occupancy expense	56	49
Equipment expense	59	50
Other	323	295
Total noninterest expenses	960	834

INCOME BEFORE INCOME TAXES	496	657

INCOME TAXES	197	264

NET INCOME	299	393

OTHER COMPREHENSIVE INCOME
Change in unrealized gain(loss) in investment
securities available for sale	(57)	(58)

COMPREHENSIVE INCOME	$242	$335

NET INCOME PER COMMON SHARE	$0.82	$1.08

AVERAGE SHARES OUTSTANDING	362,600	362,600

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2003	2002
	(Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$299	$393
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	150	150
Depreciation	60	50
Deferred income taxes	-	(22)
Amortization of investment securities	41	29
Gain on sale of investment securities	(24)	(5)
(Increase) decrease in operating assets:
Accrued interest receivable	144	215
Other assets	(58)	(67)
Increase (decrease) in operating liabilities:
Accrued interest payable	10	(99)
Income taxes payable	182	74
Other liabilities	(53)	(119)
Net cash provided by operating activities	751	599

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	4,398	(1,585)
Net increase in interest-bearing deposits in other banks	(9,010)	-
Net decrease in federal funds purchased	-	(1,763)
Purchases of investment securities available for sale	(41)	(6,023)
Proceeds from sale of investment securities
available for sale	-	1,538
Matured or redeemed investment securities
available for sale	3,167	4,887
Net increase in loans	(4,863)	(5,757)
Additions to bank premises and equipment	(12)	(127)
Net cash used by investing activities	(6,361)	(8,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,038	4,884
Increase (decrease) in Federal Home
Loan Bank advances	(4)	1,497
Dividends paid	(45)	(45)
Net cash provided by financing
activities	5,989	6,336

NET INCREASE (DECREASE) IN CASH AND
DUE FROM BANKS	379	(1,895)

CASH AND DUE FROM BANKS, JANUARY 1	3,991	6,021

CASH AND DUE FROM BANKS, MARCH 31	$4,370	$4,126

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

The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto and the Independent Auditors’ Report included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

  ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The Company has followed those policies in preparing this report.

  COMMON STOCK

The par value of the Company’s common stock is $1 per share, and 10,000,000 shares are authorized.  The Company’s wholly-owned bank subsidiary may pay dividends to the Company in any year up to 50% of the previous year’s net income, or $1,466,915 in 2002, without the approval of the Georgia Department of Banking and Finance.

  EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted income per share is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options.

  COMPREHENSIVE INCOME

Total comprehensive income, which is comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $242,000 and $335,000 for the three months ended March 31, 2003 and 2002, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FMB EQUIBANC, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2003

This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (“the Company”) and its wholly-owned subsidiary, Farmers & Merchants Bank (the “Bank”).  Since the Company has no subsidiaries other than the Bank and no activities other than those of the Bank, the following narrative refers to the operations of the Bank.

For a discussion of the Company’s critical accounting policies, reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.  There have been no changes in the critical accounting policies since December 31, 2002.

FINANCIAL CONDITION

The Company functions as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds.  The Company’s primary use of funds historically comes from loan demand.  Loans outstanding have increased $4,863,000 or 4.9% since December 31, 2002.  Investment securities have decreased $3,235,000 or 16.2% while the total of federal funds sold and interest-bearing deposits in other banks have increased $4,612,000 or 34.9% since year-end.

Total assets have increased $6,373,000 or 4.6% since year-end, while deposits have increased $6,038,000 or 4.7%.  Demand deposits have increased $4,537,000 or 24.6% while NOW, money market, and savings deposits have increased $2,310,000 or 7.9%.  Time deposits over $100,000 have decreased approximately $1,972,000 or 4.5% while other time deposits have increased $1,163,000 or 3.2% since December 31, 2002.

ALLOWANCE FOR LOAN LOSSES

The Bank’s allowance for loan losses was $1,547,000 at March 31, 2003, compared to $1,426,000 at December 31, 2002.  The allowance for loan losses is established to provide for expected losses in the Bank’s loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses.  Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook.  The Company has two methods for analyzing the allowance for loan losses: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  Based on the two methods, the Bank believes that the allowance for loan losses is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators.  During routine examinations of the Bank, regulatory agencies may require the Bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

Cash and due from banks totaled $4,370,000 at March 31, 2003, an increase of $379,000 or 9.5% from December 31, 2002.  The percentage of loans to total deposits was 78.1% at March 31, 2003 and 78.0% at December 31, 2002.  The liquidity of the Company and the Bank is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at March 31, 2003 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.09%
Tier 1 capital to risk adjusted assets	4.00%	9.84%
Tier 1 leverage ratio (to average assets)	4.00%	7.22%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”).  The Company’s ratio of shareholder’s equity to total assets was 7.2% at March 31, 2003 and 7.4% at December 31, 2002.

RESULTS OF OPERATIONS

The Company’s consolidated net income for the three months ended March 31, 2003 was $299,000 (earnings per share of $0.82) compared to net income of $393,000 (earnings per share of $1.08) for the three months ended March 31, 2002, representing a decrease of $94,000 or 23.9%.

Further discussion of significant items affecting net income is discussed below.

NET INTEREST INCOME

Net interest income decreased $95,000 or 7.1% for the three months ended March 31,2003 compared to the three months ended March 31, 2002.  This decrease is a result of a decrease in interest income of $80,000 or 3.9% as compared with the three months ended March 31, 2002 offset by an increase in interest expense of $15,000 or 2.1% as compared with the three months ended March 31, 2002.

INTEREST INCOME

Total interest income decreased $80,000 or 3.9% in the first three months of 2003 as compared to the first three months of 2002.  Interest on loans decreased $79,000 or 4.4% in the first three months of 2003 as compared to the first three months of 2002, as a result of a decrease in yield on the loan portfolio from 8.1% through March 31, 2002 to 6.9% through March 31, 2003, offset by a $11,045,000 increase in the year-to-date average balance of loans outstanding for these periods.  Interest on investments decreased $43,000 or 17.5% in the first three months of this year as compared to the first three months of 2002, primarily as a result of a decrease in yield on the portfolio from 5.2% to 4.3% offset by an increase in the average balance of the investment portfolio of $201,000.  During the first three months of 2003, total interest on federal funds sold and interest-bearing deposits in other banks increased $42,000, up from $1,000 during the first three months of 2002.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total increase in income from Federal Funds Sold and Interest-bearing deposits in Other Banks is primarily the result of a $14,609,000 increase in the year-to-date average balance of these investments offset by a decrease in the yield on the investment from 1.7% during the first quarter of 2002 to 1.2% during the first quarter of 2003.  The increases in the asset categories discussed above resulted from the growth in total deposits of the Bank.

INTEREST EXPENSE

Total interest expense for the first three months of 2003 increased $15,000 or 2.1% from the first three months of 2002.  Interest on deposits increased $19,000 or 2.7% in the first quarter of 2003 as compared to the first quarter of 2002.  This increase is attributable to a $22,044,000 increase in the average balance of interest-bearing deposits from the first quarter of 2002 to the first quarter of 2003 offset by a decrease in the cost of funds from 3.3% during the first quarter of 2002 to 2.7% during the first quarter of 2003.  Interest on total borrowed funds decreased $4,000 from the first quarter of 2002 to the first quarter of 2003.

 PROVISION FOR LOAN LOSSES

Provisions for loan losses for the three months ended March 31, 2003 did not vary from the first three months of 2002.  At March 31, 2003 the allowance for loan losses was 1.48% of outstanding loans.

Nonperforming loans were $848,000 at March 31, 2003 and $731,000 at December 31, 2002.  Nonperforming loans consist of $492,000 and $496,000 in nonaccrual loans, respectively, and $356,000 and $235,000 in loans past due over 90 days and still accruing interest, respectively, at March 31, 2003 and December 31, 2002.  Net loans charged off totaled $29,000 during the first quarter of 2003 as compared to $22,000 for the first quarter of 2002.

NONINTEREST INCOME AND EXPENSE

Noninterest income increased $60,000 or 20.2% in the first three months of 2003 from the first three months of 2002.  This increase is reflected in increases of $40,000 in Service Charges on Deposit Accounts, $2,000 in Other Service Charges, Commissions and Fees, and $18,000 in Other Noninterest Income.  The $40,000 increase in Service Charges on Deposit Accounts is primarily the result of an increase in insufficient fund service charges.  The per item fee for insufficient funds increased from $26 to $29 during the second quarter of 2002, and the volume of charges generated increased as well.   The $18,000 increase in Other Noninterest Income is primarily the result of realized gains on calls of investment securities.

Noninterest expense increased $126,000 or 15.1% in the first three months of 2003 as compared to the first three months of 2002.  This increase is comprised of an increase in Salary and Employee Benefits of $82,000, in Occupancy and Equipment expense of $16,000 and in Other Expense of $28,000.  The increase in Salary and Employee Benefits is the result of increases in staffing from March 31, 2002 to March 31, 2003 as well as typical salary increases for existing employees.  The increase in Occupancy and Equipment expense is the result of depreciation expense incurred on equipment placed in service during the second quarter of 2002.  The increase in Other Expense is primarily attributable to an increase in data processing fees, which are based on a per account fee for the volume of accounts maintained.  Not only has the Bank experienced an increase in volume of accounts maintained, but the Bank’s data processing vendor increased the per account fee by 5% during the second quarter of 2002.

 INCOME TAXES

Income taxes for the three months ended March 31, 2003 decreased $67,000 or 25.4% from those at March 31, 2002.  This increase is the result of a decrease in taxable income of the Company.

ITEM 3.   CONTROLS AND PROCEDURES

As required by SEC rules, our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	99.1	Certification of the Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification of the Secretary, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC. (Registrant)

DATE: May 8, 2003	By: /s/ Charles R. Nessmith_____ Charles R. Nessmith President and Chief Executive Officer

DATE: May 8, 2003	By: /s/ Dwayne E. Rocker Dwayne E. Rocker Secretary

CERTIFICATION

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

May 8, 2003 Date	/s/ Charles R. Nessmith Charles R. Nessmith President & Chief Executive Officer

CERTIFICATION

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

May 8, 2003 Date	/s/ Dwayne E. Rocker Dwayne E. Rocker Secretary (Principal Financial and Accounting Officer)