Form 10QSB
period 2003-06-30
FMB EQUIBANC INC
filed 2003-08-14
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003.
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

Yes    [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2003
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    [_]      No [X]

FMB EQUIBANC, INC. AND SUBSIDIARY

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FMB EQUIBANC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 A S S E T S

	JUNE 30,	DECEMBER 31,
	2003	2002
	(Thousands of Dollars)

Cash and due from banks	$4,327	$3,991
Interest-bearing deposits in other banks	40	-
Federal funds sold	880	13,225
Investment securities available for sale, at fair value	19,315	20,025
Loans, less allowance for loan losses of $1,710,000 and
$1,426,000	110,945	98,556
Bank premises and equipment, net	2,116	2,187
Other real estate	43
Accrued interest receivable	1,147	1,157
Deferred income taxes	152	66
Other assets	297	293

TOTAL ASSETS	$139,262	$139,500

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$22,301	$18,455
Money market and NOW accounts	23,565	22,213
Savings	7,498	6,892
Time deposits, $100,000 and over	38,837	44,025
Other time deposits	35,053	36,557
Total deposits	127,254	128,142

Accrued interest payable	259	289
Income taxes payable	36	-
Other borrowed money	452	439
Other liabilities	277	264
Total liabilities	128,278	129,134

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	363	363
Surplus	3,075	3,075
Appropriated retained earnings	4,562	3,562
Unappropriated retained earnings	2,670	3,036
Accumulated other comprehensive income	314	330
Total stockholders' equity	10,984	10,366

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$139,262	$139,500

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2003	2002	2003	2002
	(Thousands of dollars, except per share data)		(Thousands of dollars, except per share data)

INTEREST INCOME
Interest and fees on loans	$1,842	$1,866	$3,578	$3,680
Interest and dividends on investment
securities	195	244	398	489
Interest on federal funds sold	11	14	34	16
Interest on deposits with banks	7	-	26	-
Total interest income	2,055	2,124	4,036	4,185

INTEREST EXPENSE
Interest on deposits	639	682	1,365	1,390
Interest on federal funds purchased	-	-	-	4
Interest on Federal Home Loan Bank Advances	6	9	12	14
Total interest expense	645	691	1,377	1,408

NET INTEREST INCOME	1,410	1,433	2,659	2,777

PROVISION FOR LOAN LOSSES	150	150	300	300

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,260	1,283	2,359	2,477

NONINTEREST INCOME
Service charges on deposit accounts	243	278	485	480
Other service charges, commissions, and fees	186	54	275	140
Other	-	14	24	28
Total noninterest income	429	346	784	648

NONINTEREST EXPENSES
Salaries and employee benefits	546	469	1,068	909
Occupancy expense	53	51	109	100
Equipment expense	65	66	124	117
Other	376	344	696	644
Total noninterest expenses	1,040	930	1,997	1,770

INCOME BEFORE INCOME TAXES	649	699	1,146	1,355

INCOME TAXES	224	272	422	534

NET INCOME	425	427	724	821

OTHER COMPREHENSIVE INCOME
Change in unrealized gain (loss) in investment
securities available for sale	40	223	(16)	165

COMPREHENSIVE INCOME	$465	$650	$708	$986

BASIC EARNINGS PER SHARE	$1.17	$1.18	$2.00	$2.26

DILUTED EARNINGS PER SHARE	$1.17	$1.17	$1.99	$2.26

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2003	2002
	(Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$724	$821
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	300	300
Depreciation	121	116
Deferred income taxes	(75)	(22)
Amortization of investment securities	83	33
Gain on sale of investment securities	(24)	(10)
Loss on sale of other real estate	-	4
(Increase) decrease in operating assets:
Accrued interest receivable	10	95
Other assets	(3)	(105)
Increase (decrease) in operating liabilities:
Accrued interest payable	(31)	(136)
Income taxes payable	37	(209)
Other liabilities	13	(140)
Net cash provided by operating activities	1,155	747

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	12,345	(3,111)
Net increase in interest-bearing deposits in other banks	(40)	-
Net decrease in federal funds purchased	-	(1,763)
Purchases of investment securities available for sale	(4,101)	(7,022)
Proceeds from sale of investment securities
available for sale	-	1,538
Matured or redeemed investment securities
available for sale	4,725	6,353
Net increase in loans	(12,732)	(11,304)
Additions to bank premises and equipment	(50)	(265)
Net cash used by investing activities	147	(15,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(888)	12,727
Decrease in Federal Home Loan Bank advances	(7)	(6)
Net increase in other borrowed money	20
Dividends paid	(91)	(90)
Net cash provided by financing
activities	(966)	12,631

NET INCREASE (DECREASE) IN CASH AND
DUE FROM BANKS	336	(2,196)

CASH AND DUE FROM BANKS, JANUARY 1	3,991	6,021

CASH AND DUE FROM BANKS, JUNE 30	$4,327	$3,825

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial information of FMB Equibanc, Inc. (the “Company”) contained herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles for interim financial statements, including applicable rules and regulations of the Securities and Exchange Commission.  The results of operations for the three-month and six-month periods ending June 30, 2003 are not necessarily indicative of results to be expected for the full year.

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

3.       COMMON STOCK

The par value of the Company’s common stock is $1.00 per share, and 10,000,000 shares are authorized.  The Company’s wholly-owned bank subsidiary may pay dividends to the Company in any year up to 50% of the previous year’s net income of the bank subsidiary, or $1,466,915 in 2002, without the approval of the Georgia Department of Banking and Finance.

4.       EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted income per share is computed based upon the weighted average number of common and potential dilutive common shares outstanding during the period.

5.       COMPREHENSIVE INCOME

Total comprehensive income, which is comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $465,000 and $650,000 for the three months ended June 30, 2003 and 2002, respectively, and $708,000 and $986,000 for the six months ended June 30, 2003 and 2002, respectively.

6.        STOCK COMPENSATION PLAN

Under the terms of the 1998 Executive Incentive Plan (the “Plan”), officers and key employees of the Company are eligible to receive nonqualified stock options. There are 18,000 shares of the Company’s common stock reserved for issuance under the Plan.  The Options expire ten years from the date of grant.   Outstanding nonqualified options first became exercisable on December 31, 2002.  At June 30, 2003, options to purchase 6,000 shares of common stock of the Company were outstanding at an exercise price of $15.27.

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion 25.  The Company has adopted SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for disclosure purposes.  For SFAS 123 purposes, the fair value of each option grant of $26.89 and $20.09 as of June 30, 2003 and 2002, respectively, has been estimated as of the date of the grant using the Black-Scholes option pricing model.  Had the compensation cost for the Company’s stock options granted been determined based on the fair market value at the grant dates for awards under this plan consistent with a method prescribed in SFAS 123, the Company’s net income and net income per share for the six months ended June 30, 2003 and 2002 would have changed to the pro-forma amounts indicated below (dollars in thousands):

	Six months ended June 30,
	2003	2002
	(In thousands, except per share amounts)
Net Income, as reported	$724	$821
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	11	7

Pro forma net income	$713	$814

Earnings per share
Basic - as reported	$2.00	$2.26

Basic - pro forma	$1.97	$2.25

Diluted - as reported	$1.99	$2.26

Diluted - pro forma	$1.96	$2.24

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain factors which have affected the financial position and operating results of FMB Equibanc, Inc. (the “Company”) and its wholly-owned bank subsidiary, Farmers & Merchants Bank (the “Bank”), during the periods included in the accompanying consolidated financial statements.  Since the Company has no subsidiaries other than the Bank and no activities other than those of the Bank, the following narrative refers to the operations of the Bank.

Special Cautionary Notice Regarding Forward Looking Statements

This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate.  Important factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to:  economic conditions (both generally and in the market where the Company operates); competition from other providers of financial services offered by the Company; government regulations and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers, all of which are difficult to predict and which may be beyond the control of the Corporation.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.  There have been no changes in the critical accounting policies since December 31, 2002.

Liquidity and Capital Resources

The Company must maintain sufficient funds on a daily basis to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds.  To meet these obligations, the Company maintains cash on hand, maintains account balances with its correspondent banks, and either purchases or sells federal funds.  Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs.  It is the policy of the Company to monitor its liquidity to meet regulatory requirements as well as local funding requirements.

The Company monitors its liquidity position regularly.  The primary tool used in this analysis is the internal calculation of the liquidity ratio, which is basically the sum of the Company’s short-term and marketable assets (cash, federal funds sold, and unpledged investment securities) divided by the sum of the Company’s deposit liabilities, federal funds purchased and short-term maturities of long-term debt.  At June 30, 2003, the Company’s liquidity ratio was 16.6%, which is within the Company’s policy range of 15.0% to 30.0% for the liquidity ratio.

The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  The Company currently has arrangements with a wholesale bank for short-term unsecured advances up to $3,300,000.  Additional liquidity is available through an approximate $18,000,000 credit line with the Federal Home Loan Bank of Atlanta, secured by certain assets of the Company.  As of June 30, 2003, the Company had an outstanding obligation under this credit line $432,000.  The Company has also approved the use of brokered deposits as a funding source.  Although no brokered deposits were on deposit with the Company at June 30, 2003, these types of deposits are readily available at rates that typically do not exceed rates paid for deposits in the local market.

During the first six months of 2003, cash and due from banks increased $336,000 to a total of $4,327,000 at June 30, 2003, as cash provided by operating and investing activities exceeded amounts used by financing activities.  Cash inflows from operations totaled $1,155,000 during the first six months of 2003, while inflows from investing activities totaled $147,000.  Cash was provided by a decrease in federal funds sold of $12,345,000 and calls and maturities of investment securities of $4,725,000 offset by net new loans extended to borrowers of $12,732,000, purchases of investment securities of $4,101,000, purchases of equipment of $50,000 and investment in interest bearing deposits in other banks of $40,000.  At June 30, 2003, the bank had $19,315,000 of investment securities available for sale.

Financing activities used $966,000 of cash and cash equivalents, consisting of decreases in deposits during the first six months of $888,000, dividends paid during the first six months of $91,000 and repayment of Federal Home Loan Bank advances of $7,000, all offset by $20,000 net funds provided by a note payable obtained during the second quarter.

 The Bank itself is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at June 30, 2003 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.17%
Tier 1 Capital to risk adjusted assets	4.00%	9.92%
Tier 1 leverage ratio (to average assets)	4.00%	7.55%

 These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”).

Contractual Obligations and Commitments

The Company has two contractual obligations for future payments.  At June 30, 2003, the Bank had one advance under its credit line from the Federal Home Loan Bank outstanding in the amount of $432,000, which matures in 2008 and requires interest to be paid monthly at a fixed rate of 5.48%.  The Company also has an outstanding obligation in the amount of $20,000 at zero percent financing a vehicle purchase and maturing in 2008.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Theses instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  At June 30, 2003, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $14,850,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by the Company upon extension of the credit, is based upon the Company’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Like commitments to extend credit, the amount of collateral obtained to secure letters of credit, if deemed necessary by the Company, is based upon the Company’s credit evaluation of the customer.

Financial Condition

Following is a summary balance sheet for the periods indicated (dollar amounts in thousands):

	June 30 2003	December 31 2002

Cash and due from banks	$4,327	$3,991
Interest bearing deposits in banks	40	-
Federal funds sold	880	13,225
Investment securities	19,315	20,025
Loans, net of allowance for loan losses	110,945	98,556
Premises and equipment	2,116	2,187
Other assets	1,639	1,516
Total assets	$139,262	$139,500

Deposits	127,254	128,142
Other borrowed money	452	439
Other liabilities	572	553
Stockholders' equity	10,984	10,366
Total liabilities and
stockholders' equity	$139,262	$139,500

Total assets have decreased $238,000 or 0.2% since December 31, 2002, the end of the Company’s previous fiscal year. Loans outstanding have increased $12,732,000 or 12.7%, while investment securities have decreased $710,000 or 3.5%.  The total of federal funds sold and interest-bearing deposits in other banks have decreased $12,305,000 or 93.0% since December 31, 2002.  The increase in loans has been funded primarily by balances in federal funds sold and calls and maturities of investment securities.  Total deposits have decreased $888,000 or 0.7%.  Demand deposits have increased $3,846,000 or 20.8% while NOW, money market, and savings deposits have increased $1,958,000 or 6.7%.  The increase in demand deposits is from the growth in the number of accounts since December 31, 2002, with the largest growth reflected evenly between commercial or business accounts and personal accounts.  Time deposits over $100,000 have decreased approximately $5,188,000 or 11.8% while other time deposits have decreased $1,504,000 or 4.1% since December 31, 2002.  The decrease in time deposits over $100,000 is primarily the result of the movement of approximately $5.7 million in public governmental deposits out of the Company.  These deposits are typically obtained on a competitive bid basis and historically are acquired at interest rates that are higher than typical local market rates for time deposits.  Therefore, these deposits were strategically allowed to move out of the Company.  The Company also adjusted its rates paid on local market retail time deposits below those of its competitors to reduce its cost of deposits.  As a result, approximately $1.5 million in time deposits either shifted to NOW, money market and savings accounts or moved out of the Bank.

Allowance for Loan Losses

The Bank’s allowance for loan losses was $1,710,000 at June 30, 2003, compared to $1,426,000 at December 31, 2002.  The allowance for loan losses is established to provide for expected losses in the Bank’s loan portfolio.  Loan losses and recoveries are charged or credited directly to this allowance.  Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses.  Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook.  The Company has two methods for analyzing the allowance for loan losses: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  Based on the two methods, the Bank believes that the allowance for loan losses is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Information regarding certain loans and allowance for loan loss data for the six month periods ended June 30, 2003 and 2002 is as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2003	2002
Allowance for loan losses at beginning of year	$1,426	$1,073

Loans charged off:
Real estate – mortgage	10	26
Commercial and agricultural	97	311
Consumer	35	14
Total loans charged off	142	351

Recoveries on loans previously charged off:
Real estate – mortgage	110	11
Commercial and agricultural	5	1
Consumer	11	35
Total recoveries	126	47

Net loans charged off	16	304

Additions to allowance charged to Operations	300	300

Balance of allowance for loan losses at end of year	$1,710	$1,069

Percent of net loans charged off during the period to average loans outstanding during the period	.02%	.33%

            Information with respect to nonaccrual, past due and restructured loans at June 30, 2003 and 2002 is as follows (dollar amounts in thousands):

	June 30,
	2003	2002

Nonaccrual loans	$603	$154
Loans contractually past due 90 days or
more and still accruing interest	98	274
Restructured loans	-	-
Total nonperforming loans	$701	$428
Interest income that would have been
recorded on nonaccrual loans under
original terms	$22	$2

Interest income recorded on a cash basis on
nonaccrual loans	$1	-

The level of nonaccruals at June 30, 2003 is concentrated primarily in four separate credit relationships.  Of the total nonaccrual loans, $264,000 are in bankruptcy status, thereby delaying collection efforts.

It is the policy of the Bank to discontinue the accrual of interest income on loans when, in the opinion of management, collection of such interest becomes doubtful.  This status is assigned to a loan when there is a significant deterioration in the financial condition of the borrower, full repayment of principal and interest is not expected and the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Results of Operations

For the three months ended June 30, 2003

The Company’s consolidated net income for the three months ended June 30, 2003 was $425,000 (earnings per share of $1.17) compared to net income of $427,000 (earnings per share of $1.18) for the three months ended June 30, 2002, representing a decrease of $2,000 or 0.5%.  The earnings of the Company are affected by the interest rate environments in which it operates.  Fluctuations in the prime rate have an effect on investment yields and cash flows, yields on loans, rates paid on deposits obtained and mortgage loan origination activity.

Further discussion of significant items affecting net income for the three months ended June 30, 2003 is set forth below.

Net Interest Income.  Net interest income decreased $23,000 or 1.6% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  This decrease is a result of a decrease in interest income of $69,000 or 3.2% as compared with the three months ended June 30, 2002 offset by a decrease in interest expense of $46,000 or 6.7% as compared with the three months ended June 30, 2002.

Interest Income.  Total interest income decreased $69,000 or 3.2% in the second quarter of 2003 as compared to the second quarter of 2002.  Interest on loans decreased $24,000 or 1.3% in the second quarter of 2003 as compared to the second quarter of 2002, as a result of a decrease in yield on the loan portfolio from 7.9% through June 30, 2002 to 6.8% through June 30, 2003, offset by a $14,015,000 increase in the quarterly average balance of loans outstanding for these periods.  Interest on investments decreased $49,000 or 20.1% in the second quarter of 2003 as compared to the second quarter of 2002, primarily as a result of a decrease in yield on the portfolio from 5.2% to 3.9% offset by an increase in the average balance of the investment portfolio of $1,000,000.  The decrease in yield is the result of the reinvestment at lower yields of cash received from scheduled maturities of investment securities and accelerated principal paydowns on mortgage-backed investment securities.  During the second quarter of 2003, total interest on federal funds sold and interest-bearing deposits in other banks increased $4,000.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total increase in income from Federal Funds Sold and Interest-bearing deposits in Other Banks is primarily the result of a $2,600,000 increase in the quarterly average balance of these investments offset by a decrease in the yield on the investment from 1.7% during the second quarter of 2002 to 1.2% during the second quarter of 2003.  The increases in the asset categories discussed above were funded by the growth in total deposits of the Bank from the second quarter of 2002 to the second quarter of 2003.

Interest Expense.  Total interest expense for the second quarter of 2003 decreased $46,000 or 6.7% from the second quarter of 2002.  Interest on deposits decreased $43,000 or 6.3% in the second quarter of 2003 as compared to the second quarter of 2002.  This decrease in expense is attributable to a decrease in the overall rate paid on interest bearing deposits from 2.9% in the second quarter of 2002 to 2.4% in the second quarter of 2003 offset by an increase of $11,718,000 in the average balance of interest bearing deposits from the second quarter of 2002 to the second quarter of 2003.  Interest on total borrowed funds decreased $3,000 from the second quarter of 2002 to the second quarter of 2003.

 Provisions for Loan Losses.  Provisions for loan losses were $150,000 for the three months ended June 30, 2003 and June 30, 2002.  At June 30, 2003 the allowance for loan losses was 1.52% of outstanding loans.

Noninterest Income and Expense.  Noninterest income increased $83,000 or 24.0% in the second quarter of 2003 from the second quarter of 2002.  This increase is reflected in an increase of $132,000 in Other Service Charges, Commissions and Fees offset by decreases in Service Charges on Deposit Accounts of $35,000 and in Other Noninterest Income of $14,000.  The $132,000 increase in Other Service Charges, Commissions and Fees is primarily the result of an increase of $125,000 in mortgage loan income.  The Company originates long-term residential mortgage loans and, concurrent with the closing of each loan, sells the loan on a nonrecourse basis to other banks.  The Company does not retain the servicing of the loan but retains the origination feeand a commission.  Until the second quarter of 2003, the Company had only one individual involved in mortgage origination activity.  During the second quarter of 2003, the Company added two individuals to its mortgage staff, a loan origination officer and a loan processor.  Given the historic lows in long-term mortgage rates and the increased staff, the Company has experienced a significant increase in the volume of loans originated and closed, resulting in the increase in fees derived from mortgage loan origination activity.   The decrease in Service Charges on Deposit Accounts of $35,000 is primarily the result of a decrease in fee income from insufficient fund service charges.  Because there has been no change in the per item fee for insufficient funds, the decrease in fee income is solely the result of a decrease in the volume of charges generated.  The $14,000 decrease in Other Noninterest Income is primarily the result of realized gains on calls of investment securities in 2002.

Noninterest expense increased $110,000 or 11.8% in the second quarter of 2003 as compared to the second quarter of 2002.  This increase is comprised of an increase in Salary and Employee Benefits of $77,000, in Occupancy and Equipment expense of $1,000 and in Other Expense of $32,000.  The increase in Salary and Employee Benefits is the result of increases in staffing from second quarter of 2002 to the second quarter of 2003, routine merit-based salary increases for existing employees and restructuring of the commission structure for the mortgage origination officers.  The increase in Other Expense is primarily attributable to a $24,000 increase in data processing fees, which are based on a per account fee for the volume of accounts maintained.  Not only has the Bank experienced an increase in volume of accounts maintained, but the Bank’s data processing vendor increased the per account fee by 5% during the second quarter of 2002.  The Bank also experienced a $7,000 increase in communications expense from the second quarter of 2002, as a result of subscribing to high-speed data communication lines to the automated teller machines and branch offices.

Income Taxes.  Income taxes for the three months ended June 30, 2003 decreased $48,000 or 17.6% from those at June 30, 2002.  This decrease is the result of a decrease in taxable income of the Company as well as benefits recognized from deferred tax assets resulting from timing differences in the deductibility for tax and financial reporting purposes of provisions for loan losses and net loans charged off.

For the six months ended June 30, 2003

The Company’s consolidated net income for the six months ended June 30, 2003 was $724,000 (earnings per share of $2.00) compared to net income of $821,000 (earnings per share of $2.26) for the six months ended June 30, 2002, representing a decrease of $97,000 or 11.8%.

Further discussion of significant items affecting net income for the six months ending June 30, 2003 is set forth below.

Net Interest Income.  Net interest income decreased $118,000 or 4.2% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  This decrease is a result of a decrease in interest income of $149,000 or 3.6% as compared with the six months ended June 30, 2002 offset by a decrease in interest expense of $31,000 or 2.2% as compared with the six months ended June 30, 2002.

Interest Income.  Total interest income decreased $149,000 or 3.6% in the first six months of 2003 as compared to the first six months of 2002.  Interest on loans decreased $102,000 or 2.8% in the first six months of 2003 as compared to the first six months of 2002, as a result of a decrease in yield on the loan portfolio from 8.0% through June 30, 2002 to 6.9% through June 30, 2003, offset by a $12,539,000 increase in the year-to-date average balance of loans outstanding for these periods.  Interest on investments decreased $91,000 or 18.6% in the first six months of this year as compared to the first six months of 2002, primarily as a result of a decrease in yield on the portfolio from 5.2% to 4.1% offset by an increase in the average balance of the investment portfolio of $634,000.  The decrease in yield on the portfolio is the result of reinvesting at lower yields cash received from scheduled maturities of investment securities as well as accelerated principal repayments on mortgage-backed securities.  During the first six months of 2003, total interest on federal funds sold and interest-bearing deposits in other banks increased $44,000, up from $16,000 during the first six months of 2002.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total increase in income from Federal Funds Sold and Interest-bearing deposits in Other Banks is primarily the result of a $8,558,000 increase in the year-to-date average balance of these investments offset by a decrease in the yield on the investment from 1.7% during the first six months of 2002 to 1.2% during the first six months of 2003.  The increases in loans, federal funds sold and interest bearing deposits in other banks were funded by the growth in total deposits of the Bank.

Interest Expense.  Total interest expense for the first six months of 2003 decreased $31,000 or 2.2% from the first six months of 2002.  Interest on deposits decreased $25,000 or 1.8% in the first six months of 2003 as compared to the first six months of 2002.  This decrease is attributable to a decrease in the cost of funds from 3.1% during the first six months of 2002 to 2.5% during the first six months of 2003 offset by a $16,852,000 increase in the average balance of interest-bearing deposits from the first six months of 2002 to the first six months of 2003.  The growth in interest-bearing deposits is from increases in time deposits, primarily time deposits over $100,000.  During most of 2002 and the first quarter of 2003, the Company had typically paid the highest rate among its local competitors for time deposits in order to provide funding for its loan growth.  Interest on total borrowed funds decreased $6,000 from the first quarter of 2002 to the first quarter of 2003.

Provisions for Loan Losses.  Provisions for loan losses were $300,000 for the six months ended June 30, 2003 and June 30, 2002.  At June 30, 2003 the allowance for loan losses was 1.52% of outstanding loans.

Noninterest Income and Expense.  Noninterest income increased $136,000 or 21.0% in the first six months of 2003 from the first six months of 2002.  This increase is reflected in increases of $5,000 in Service Charges on Deposit Accounts and $135,000 in Other Service Charges, Commissions and Fees, offset by a $4,000 decrease in Other Noninterest Income.  The $5,000 increase in Service Charges on Deposit Accounts is primarily the result of an increase in various account fees and service charges collected, such as monthly maintenance and per item transaction fees, offset by a decrease in insufficient fund service charges.  The increase in account fees and service charges is the result of a growth in the volume of accounts.  Although the per item fee for insufficient funds increased from $26 to $29 during the second quarter of 2002, the volume of checks presented for payment against insufficient funds has decreased.  The $135,000 increase in Other Service Charges, Commissions and Fees is primarily the result of an increase of $125,000 in mortgage loan income.  The Bank originates long-term residential mortgage loans and, concurrent with the closing of each loan, sells the loan on a nonrecourse basis to other banks.  The Bank does not retain the servicing of the loan but retains the origination feeand a commission.  Until the second quarter of 2003, the Bank had only one individual involved in mortgage origination activity.   During the second quarter of 2003, the Bank added two individuals to its mortgage staff, a loan origination officer and a loan processor.  Given the historic lows in long-term mortgage rates and the increased staff, the Bank has experienced a significant increase in the volume of loans originated and closed, resulting in an increase in fees derived from mortgage loan origination activity.  The decrease in Other Noninterest Income is primarily the result of differences in realized gains on calls of investment securities from June 30, 2002 to June 30, 2003.

Noninterest expense increased $227,000 or 12.8% in the first six months of 2003 as compared to the first six months of 2002.  This increase is comprised of an increase in Salary and Employee Benefits of $159,000, in Occupancy and Equipment expense of $16,000 and in Other Expense of $52,000.  The increase in Salary and Employee Benefits is the result of increases in staffing from June 30, 2002 to June 30, 2003, merit-based salary increases for existing employees and restructuring of the commission structure for the mortgage origination officers.  The increase in Occupancy and Equipment expense is the result of depreciation expense incurred on equipment placed in service during the second quarter of 2002.  The increase in Other Expense is primarily attributable to an increase in data processing expenses, which are based on a per account fee for the volume of accounts maintained.  Not only has the Bank experienced an increase in volume of accounts maintained, but the Bank’s data processing vendor increased the per account fee by 5% during the second quarter of 2002.

Income Taxes.  Income taxes for the six months ended June 30, 2003 decreased $112,000 or 21.0% from those at June 30, 2002.  This decrease is the result of a decrease in taxable income of the Company as well as benefits recognized from deferred tax assets resulting from timing differences in the deductibility for tax and financial reporting purposes of provisions for loan losses and net loans charged off.

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Bank’s portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest earning assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  One method to measure interest rate sensitivity is through a repricing gap.  The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame.  A negative gap (more liabilities repricing than assets) generally indicates that the Bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall. In this situation, the Bank is deemed to be “liability sensitive”.  A positive gap generally indicates that the Bank’s net interest income will decrease if rates fall and will increase if rates rise.  In  this situation, the Bank is deemed to be “asset sensitive.”  At June 30, 2003, the difference between the Bank’s assets and liabilities repricing or maturing within one year was $19,322,000, indicating the Bank was asset sensitive.

Another tool the Bank relies on to measure interest rate sensitivity is a rate shock analysis.  This analysis measures the effect on earnings of a hypothetical instantaneous parallel shift in interest rates. The amount of risk is assessed by comparing projected earnings in an unchanging rate environment to projected earnings in rising and falling rate environments, specifically in which interest rates rise or fall 300 basis points over a twelve month period.  Because this analysis is outsourced to a third party, the most recent analysis available is as of March 31, 2003.  This analysis indicated that in a rising rate scenario, annualized net interest income would increase 9.6% or $561,000, whereas in a declining rate scenario, annualized net interest income would decrease 12.0% or $700,000.

ITEM 3.   CONTROLS AND PROCEDURES

As required by SEC rules, our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held May 22, 2003.  Notice of the Annual Meeting was mailed on April 30, 2003 to each shareholder of record as of April 21, 2003.  At the Annual Meeting, the shareholders of the Company considered electing two members to the Board of Directors to serve three year terms expiring at the Annual Meeting of Shareholders in 2006.

            At the Annual Meeting, Frank C. Rozier III and Billy G. Tyson were elected as members of the Company’s Board of Directors to serve until the Annual Meeting of Shareholders in 2006 and until their successors are duly elected and qualified, or until their earlier death, resignation, incapacity to serve or removal from office.  The results of the voting were as follows:

Name	For	Against	Abstain
Frank C. Rozier III	231,340	-	20,604
Billy G. Tyson	231,140	-	20,804

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of the Secretary (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Secretary (principal financial officer), pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC. (Registrant)

DATE: August 5, 2003	By: /s/ Charles R. Nessmith Charles R. Nessmith President and Chief Executive Officer

DATE: August 5, 2003	By: /s/ Dwayne E. Rocker Dwayne E. Rocker Secretary