Form 10QSB
period 2003-09-30
FMB EQUIBANC INC
filed 2003-11-18
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003.
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

Yes    [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2003
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    [_]      No [X]

FMB EQUIBANC, INC. AND SUBSIDIARY

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited)
		Consolidated Balance Sheets	3
		Consolidated Statements of Income and Comprehensive Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3.	Controls and Procedures	18
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures		20

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FMB EQUIBANC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 A S S E T S

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002
	(Thousands of Dollars)

Cash and due from banks	$3,037	$3,991
Interest-bearing deposits in other banks	34	-
Federal funds sold	1,886	13,225
Investment securities available for sale, at fair value	16,096	20,025
Loans, less allowance for loan losses of $1,556,000 and
$1,426,000	117,172	98,556
Bank premises and equipment, net	2,085	2,187
Accrued interest receivable	1,278	1,157
Deferred income taxes	235	66
Other assets	326	293

TOTAL ASSETS	$142,149	$139,500

L I A B I L I T I E S A N D
S T O C K H O L D E R S' E Q U I T Y

Deposits
Demand	$21,321	$18,455
Money market and NOW accounts	27,335	22,213
Savings	7,416	6,892
Time deposits, $100,000 and over	40,213	44,025
Other time deposits	33,725	36,557
Total deposits	130,010	128,142

Accrued interest payable	242	289
Other borrowed money	447	439
Other liabilities	180	264
Total liabilities	130,879	129,134

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; authorized 10,000,000
shares; 362,600 shares issued and outstanding	363	363
Surplus	3,075	3,075
Appropriated retained earnings	4,562	3,562
Unappropriated retained earnings	3,043	3,036
Accumulated other comprehensive income	227	330
Total stockholders' equity	11,270	10,366

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$142,149	$139,500

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2002	2003	2002
	(Thousands of dollars, except per share amounts)		(Thousands of dollars, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$1,876	$1,889	$5,454	$5,569
Interest and dividends on investment
securities	158	242	556	732
Interest on federal funds sold	4	17	38	32
Interest on deposits with banks	-	-	26	-
Total interest income	2,038	2,148	6,074	6,333

INTEREST EXPENSE
Interest on deposits	572	721	1,937	2,110
Interest on federal funds purchased	-	-	-	4
Interest on Federal Home Loan Bank Advances	6	6	18	21
Total interest expense	578	727	1,955	2,135

NET INTEREST INCOME	1,460	1,421	4,119	4,198

PROVISION FOR LOAN LOSSES	150	210	450	510

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,310	1,211	3,669	3,688

NONINTEREST INCOME
Service charges on deposit accounts	260	298	744	778
Other service charges, commissions, and fees	254	65	529	206
Other	-	7	25	24
Total noninterest income	514	370	1,298	1,008

NONINTEREST EXPENSES
Salaries and employee benefits	642	517	1,710	1,427
Occupancy expense	58	55	167	154
Equipment expense	63	67	187	184
Other	421	339	1,117	973
Total noninterest expenses	1,184	978	3,181	2,738

INCOME BEFORE INCOME TAXES	640	603	1,786	1,958

INCOME TAXES	221	239	643	773

NET INCOME	419	364	1,143	1,185

OTHER COMPREHENSIVE INCOME
Change in unrealized gain (loss) in investment
securities available for sale	(87)	55	(103)	220

COMPREHENSIVE INCOME	$332	$419	$1,040	$1,405

BASIC EARNINGS PER SHARE	$1.16	$1.00	$3.15	$3.27

DILUTED EARNINGS PER SHARE	$1.15	$1.00	$3.14	$3.25

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2002
	(Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,143	$1,185
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	450	510
Depreciation	182	182
Deferred income taxes	(99)	(21)
Amortization of investment securities	127	46
Gain on sale of investment securities	(24)	(10)
(Gain) Loss on sale of other real estate	(3)	4
Loss on sale of repossessed assets	2	-
Increase in operating assets:
Accrued interest receivable	(121)	(39)
Other assets	(37)	(110)
Decrease in operating liabilities:
Accrued interest payable	(47)	(82)
Income taxes payable	-	(209)
Other liabilities	(84)	(36)
Net cash provided by operating activities	1,489	1,420

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	11,339	(6,373)
Net increase in interest-bearing deposits in other banks	(34)	-
Net decrease in federal funds purchased	-	(1,763)
Purchases of investment securities available for sale	(5,126)	(10,558)
Proceeds from sale of investment securities
available for sale	-	1,538
Matured or redeemed investment securities
available for sale	8,779	8,920
Net increase in loans	(19,081)	(12,790)
Additions to bank premises and equipment	(80)	(319)
Proceeds from sale of repossessed assets	2	-
Proceeds from sale of other real estate	18	-
Net cash used by investing activities	(4,183)	(21,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,867	17,626
Decrease in Federal Home Loan Bank advances	(10)	(9)
Net increase in other borrowed money	19	-
Dividends paid	(136)	(136)
Net cash provided by financing
activities	1,740	17,481

NET DECREASE IN CASH AND
DUE FROM BANKS	(954)	(2,444)

CASH AND DUE FROM BANKS, JANUARY 1	3,991	6,021

CASH AND DUE FROM BANKS, SEPTEMBER 30	$3,037	$3,577

See notes to consolidated financial statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.          BASIS OF PRESENTATION

The consolidated financial information of FMB Equibanc, Inc. (the “Company”) contained herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles for interim financial statements, including applicable rules and regulations of the Securities and Exchange Commission.  The results of operations for the three-month and nine-month periods ending September 30, 2003 are not necessarily indicative of results to be expected for the full year.

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

5.        COMPREHENSIVE INCOME

Total comprehensive income, which is comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $332,000 and $419,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,040,000 and $1,405,000 for the nine months ended September 30, 2003 and 2002, respectively.

6.          STOCK COMPENSATION PLAN

Under the terms of the 1998 Executive Incentive Plan (the “Plan”), officers and key employees of the Company are eligible to receive nonqualified stock options. There are 18,000 shares of the Company’s common stock reserved for issuance under the Plan.  The Options expire ten years from the date of grant.   Outstanding nonqualified options first became exercisable on December 31, 2002.  At September 30, 2003, options to purchase 6,000 shares of common stock of the Company were outstanding at an exercise price of $15.27.

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion 25.  The Company has adopted SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for disclosure purposes.  For SFAS 123 purposes, the fair value of each option grant of $22.09 and $22.05 as of September 30, 2003 and 2002, respectively, has been estimated as of the date of the grant using the Black-Scholes option pricing model.  Had the compensation cost for the Company’s stock options granted been determined based on the fair market value at the grant dates for awards under this plan consistent with a method prescribed in SFAS 123, the Company’s net income and net income per share for the nine months ended September 30, 2003 and 2002 would have changed to the pro-forma amounts indicated below:

	Nine months ended September 30,
	2003	2002
	(In thousands, except per share amounts)
Net Income, as reported	$1,143	$1,185

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	25	24

Pro forma net income	$1,118	$1,161

Earnings per share
Basic - as reported	$3.15	$3.27

Basic - pro forma	$3.08	$3.20

Diluted - as reported	$3.14	$3.25

Diluted - pro forma	$3.07	$3.19

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

            The Company monitors its liquidity position regularly.  The primary tool used in this analysis is the internal calculation of the liquidity ratio, which is basically the sum of the Company’s short-term and marketable assets (cash, federal funds sold, and unpledged investment securities) divided by the sum of the Company’s deposit liabilities, federal funds purchased and short-term maturities of long-term debt.  At September 30, 2003, the Company’s liquidity ratio was 10.2%, which is outside the Company’s policy range of 15.0% to 30.0% for the liquidity ratio.  Although the liquidity ratio is less than that prescribed by the policy, the Company is monitoring its liquidity position closely and has been able to meet its fund requirements without relying on borrowed money.

            The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  The Company currently has arrangements with a wholesale bank for short-term unsecured advances up to $3,300,000.  Additional liquidity is available through an approximate $18,000,000 credit line with the Federal Home Loan Bank of Atlanta, secured by certain assets of the Company.  As of September 30, 2003, the Company had an outstanding obligation under this credit line of $428,000.  The Company has also approved the use of brokered deposits as a funding source.  Although no brokered deposits were on deposit with the Company at September 30, 2003, these types of deposits are readily available at rates that typically do not exceed rates paid for deposits in the local market.

            During the first nine months of 2003, cash and due from banks decreased $954,000 to a total of $3,037,000 at September 30, 2003, as cash used by investing activities exceeded amounts provided by operating and financing activities.  Cash inflows from operations totaled $1,489,000 during the first nine months of 2003, while inflows from financing activities totaled $1,740,000.  Cash was provided primarily by earnings, a small net increase in borrowed funds and an increase in deposits of $1,867,000 during the first nine months, offset by dividends paid during the first nine months of $136,000.

            Investing activities used $4,183,000 of cash and cash equivalents.  Cash was provided by a decrease in federal funds sold of $11,339,000 and calls and maturities of investment securities of $8,779,000 offset by net new loans extended to borrowers of $19,081,000, purchases of investment securities of $5,126,000, purchases of equipment of $80,000 and investment in interest bearing deposits in other banks of $34,000.  At September 30, 2003, the Bank had $16,096,000 of investment securities available for sale.

            The Bank itself is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations.  Total risk-based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at September 30, 2003 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.11%
Tier 1 Capital to risk adjusted assets	4.00%	9.86%
Tier 1 leverage ratio (to average assets)	4.00%	7.77%

              These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”).

Contractual Obligations and Commitments

            The Company has two contractual obligations for future payments.  At September 30, 2003, the Company had one advance outstanding under its credit line from the Federal Home Loan Bank in the amount of $428,000, which matures in 2008 and requires interest to be paid monthly at a fixed rate of 5.48%.  The Company also has an outstanding obligation in the amount of $19,000 at zero percent financing a vehicle purchase and maturing in 2008.

            The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

            The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  At September 30, 2003, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $13,323,000.

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

Financial Condition

            Following is a summary balance sheet for the periods indicated (dollar amounts in thousands):

	September30, 2003	December 31, 2002

Cash and due from banks	$3,037	$3,991
Interest bearing deposits in banks	34	-
Federal funds sold	1,886	13,225
Investment securities	16,096	20,025
Loans, net of allowance for loan losses	117,172	98,556
Premises and equipment	2,085	2,187
Other assets	1,839	1,516
Total assets	$142,149	$139,500

Deposits	130,010	128,142
Other borrowed money	447	439
Other liabilities	422	553
Stockholders' equity	11,270	10,366
Total liabilities and
stockholders' equity	$142,149	$139,500

            Total assets have increased $2,649,000 or 1.9% since December 31, 2002, the end of the Company’s previous fiscal year. Loans outstanding have increased $19,081,000 or 19.1%, while investment securities have decreased $3,929,000 or 19.6%.  The total of federal funds sold and interest-bearing deposits in other banks have decreased $11,305,000 or 85.5% since December 31, 2002.  The increase in loans has been funded primarily by balances in federal funds sold and calls and maturities of investment securities.  Total deposits have increased $1,867,000 or 1.5%.  Demand deposits have increased $2,866,000 or 15.5% while NOW, money market, and savings deposits have increased $5,646,000 or 19.4%.  The increase in demand deposits is from the growth in the number of accounts since December 31, 2002, with growth reflected evenly between commercial or business accounts and personal accounts.  Time deposits over $100,000 have decreased approximately $3,812,000 or 8.7% while other time deposits have decreased $2,832,000 or 7.7% since December 31, 2002.  The decrease in time deposits under $100,000 is the result in part of the movement of approximately $2.3 million in public governmental deposits out of the Company.  These deposits are typically obtained on a competitive bid basis and historically are acquired at interest rates that are higher than typical local market rates for personal time deposits.  Therefore, these deposits were strategically allowed to move out of the Company because of the higher rate.  The Company also adjusted its rates paid on local market retail time deposits below those of its competitors in an effort to reduce its cost of deposits.  The net result is that the Bank has experienced an approximate $4.3 million shift out of time deposits into NOW, savings and money market accounts.

Allowance for Loan Losses

            The Bank’s allowance for loan losses was $1,556,000 at September 30, 2003, compared to $1,426,000 at December 31, 2002.  The allowance for loan losses is established to provide for expected losses in the Bank’s loan portfolio.  Loan losses and recoveries are charged or credited directly to this allowance.  Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses.  Generally, the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio and general economic outlook.  The Company has two methods for analyzing the allowance for loan losses: the historical method (past trend percentage plus classified loan percentage) and the one percent method (one percent of total loans plus classified loan percentage).  Based on the two methods, the Bank believes that the allowance for loan losses is adequate at this time; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Information regarding certain loans and allowance for loan loss data for the nine-month periods ended September 30, 2003 and 2002 is as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2003	2002
Allowance for loan losses at beginning of period	$1,426	$1,073

Loans charged off:
Real estate – mortgage	162	26
Commercial and agricultural	237	318
Consumer	63	27
Total loans charged off	462	371

Recoveries on loans previously charged off:
Real estate – mortgage	116	15
Commercial and agricultural	7	36
Consumer	19	38
Total recoveries	142	89

Net loans charged off	320	282

Additions to allowance charged to Operations	450	510

Balance of allowance for loan losses at end of period	$1,556	$1,301

Percent of net loans charged off during the period to average loans outstanding during the period	.29%	.30%

            Information with respect to nonaccrual, past due and restructured loans at September 30, 2003 and 2002 is as follows (dollar amounts in thousands):

	September 30,
	2003	2002

Nonaccrual loans	$262	$232
Loans contractually past due 90 days or
more and still accruing interest	528	137
Restructured loans	-	-
Total nonperforming loans	$790	$369
Interest income that would have been
recorded on nonaccrual loans under
original terms	$55	$2

Interest income recorded on a cash basis on
nonaccrual loans	$1	-

            The level of nonaccruals at September 30, 2003 is concentrated primarily in one credit relationship.  Of the total nonaccrual loans, $234,000 are in bankruptcy status, thereby delaying collection efforts.

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

Results of Operations

For the three months ended September 30, 2003

            The Company’s consolidated net income for the three months ended September 30, 2003 was $419,000 (earnings per share of $1.16) compared to net income of $364,000 (earnings per share of $1.00) for the three months ended September 30, 2002, representing an increase of $55,000 or 15.1%.  The earnings of the Company are affected by the interest rate environments in which it operates.  Fluctuations in the prime rate have an effect on investment yields and cash flows, yields on loans, rates paid on deposits obtained and mortgage loan origination activity.

            Further discussion of significant items affecting net income for the three months ended September 30, 2003 is set forth below.

Net Interest Income.  Net interest income increased $39,000 or 2.7% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  This increase is a result of a decrease in interest expense of $149,000 or 20.5% as compared with the three months ended September 30, 2002 offset by a decrease in interest income of $110,000 or 5.1% as compared with the three months ended September 30, 2002.

Interest Income.  Total interest income decreased $110,000 or 5.1% in the third quarter of 2003 as compared to the third quarter of 2002.  Interest on loans decreased $13,000 or 0.7% in the third quarter of 2003 as compared to the third quarter of 2002, as a result of a decrease in yield on the loan portfolio from 7.6% through September 30, 2002 to 6.4% through September 30, 2003, offset by a $17,213,000 increase in the quarterly average balance of loans outstanding for these periods.  Interest on investments decreased $84,000 or 34.7% in the third quarter of 2003 as compared to the third quarter of 2002, primarily as a result of a decrease in yield on the portfolio from 4.9% to 3.7% as well as a decrease in the average balance of the investment portfolio of $2,497,000.  The decrease in yield is the result of the reinvestment at lower yields of cash received from scheduled maturities of investment securities and from accelerated principal paydowns on mortgage-backed investment securities.  During the third quarter of 2003, total interest on federal funds sold and interest-bearing deposits in other banks decreased $13,000.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total decrease in income from Federal Funds Sold and Interest-bearing deposits in Other Banks is primarily the result of a $2,014,000 decrease in the quarterly average balance of these investments as well as a decrease in the yield on the investment from 1.7% during the third quarter of 2002 to 1.0% during the third quarter of 2003.  The increase in loans previously discussed was funded by decreases in the other asset categories discussed above as well as by growth in total deposits of the Bank from the third quarter of 2002 to the third quarter of 2003.

Interest Expense.  Total interest expense for the third quarter of 2003 decreased $149,000 or 20.5% from the third quarter of 2002.  Interest on deposits decreased $149,000 or 20.7% in the third quarter of 2003 as compared to the third quarter of 2002.  This decrease in expense is attributable to a decrease in the overall rate paid on interest bearing deposits from 2.8% in the third quarter of 2002 to 2.1% in the third quarter of 2003 offset by an increase of $7,514,000 in the average balance of interest bearing deposits from the third quarter of 2002 to the third quarter of 2003.  Interest on total borrowed funds did not change from the third quarter of 2002 to the third quarter of 2003.

 Provisions for Loan Losses.  Provisions for loan losses were $150,000 for the three months ended September 30, 2003 and $210,000 for the three months ended September 30, 2002.  At September 30, 2003 the allowance for loan losses was 1.31% of outstanding loans.

Noninterest Income and Expense.  Noninterest income increased $144,000 or 38.9% in the third quarter of 2003 from the third quarter of 2002.  This increase is reflected in an increase of $189,000 in Other Service Charges, Commissions and Fees offset by decreases in Service Charges on Deposit Accounts of $38,000 and in Other Noninterest Income of $7,000.  The $189,000 increase in Other Service Charges, Commissions and Fees is primarily the result of an increase of $175,000 in mortgage loan income.  The Company originates long-term residential mortgage loans and, concurrent with the closing of each loan, sells the loan on a nonrecourse basis to other banks.  The Company does not retain the servicing of the loan but retains the origination feeand a commission.  Until the second quarter of 2003, the Company had only one individual involved in mortgage origination activity.  During the second quarter of 2003, the Company added two individuals to its mortgage staff, a loan origination officer and a loan processor.  Given the historic lows in long-term mortgage rates and the increased staff, the Company has experienced a significant increase in the volume of loans originated and closed, resulting in the increase in fees derived from mortgage loan origination activity.   The decrease in Service Charges on Deposit Accounts of $38,000 is primarily the result of a decrease in fee income from insufficient fund service charges.  Because there has been no change in the per item fee for insufficient funds, the decrease in fee income is solely the result of a decrease in the volume of charges generated.  The $7,000 decrease in Other Noninterest Income is primarily the result of realized gains on calls of investment securities in 2002.

            Noninterest expense increased $206,000 or 21.1% in the third quarter of 2003 as compared to the third quarter of 2002.  This increase is comprised of an increase in Salary and Employee Benefits of $125,000 and in Other Expense of $82,000.  The increase in Salary and Employee Benefits is the result of increases in staffing from the third quarter of 2002 to the third quarter of 2003, routine merit-based salary increases for existing employees and reformulation of the commission structure for the mortgage origination officers.  The increase in Other Expense is primarily attributable to a $20,000 increase in audit fees, a $15,000 increase in advertising and public relations, and a  $10,000 increase in data processing fees, which are based on a per account fee for the volume of accounts maintained.  The Bank also experienced smaller increases in several other expense items to account for the total increase in noninterest expense.

Income Taxes.  Income taxes for the three months ended September 30, 2003 decreased $18,000 or 7.5% from those at September 30, 2002.  This decrease is the result of benefits recognized from deferred tax assets resulting from timing differences in the deductibility for tax and financial reporting purposes of provisions for loan losses and net loans charged off offset by an increase in taxable income.

For the nine months ended September 30, 2003

            The Company’s consolidated net income for the nine months ended September 30, 2003 was $1,143,000 (earnings per share of $3.15) compared to net income of $1,185,000 (earnings per share of $3.27) for the nine months ended September 30, 2002, representing a decrease of $42,000 or 3.5%.

            Further discussion of significant items affecting net income for the nine months ending September 30, 2003 is set forth below.

Net Interest Income.  Net interest income decreased $79,000 or 1.9% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  This decrease is a result of a decrease in interest income of $259,000 or 4.1% as compared with the nine months ended September 30, 2002 offset by a decrease in interest expense of $180,000 or 8.4% as compared with the nine months ended September 30, 2002.

Interest Income.  Total interest income decreased $259,000 or 4.1% in the first nine months of 2003 as compared to the first nine months of 2002.  Interest on loans decreased $115,000 or 2.1% in the first nine months of 2003 as compared to the first nine months of 2002, as a result of a decrease in yield on the loan portfolio from 7.8% through September 30, 2002 to 6.7% through September 30, 2003, offset by a $14,114,000 increase in the year-to-date average balance of loans outstanding for these periods.  Interest on investments decreased $176,000 or 24.0% in the first nine months of this year as compared to the first nine months of 2002, primarily as a result of a decrease in yield on the portfolio from 5.1% to 4.0% as well as a decrease in the average balance of the investment portfolio of $421,000.  The decrease in yield on the portfolio is the result of reinvesting at lower yields cash received from scheduled maturities of investment securities as well as from accelerated principal repayments on mortgage-backed securities.  During the first nine months of 2003, total interest on federal funds sold and interest-bearing deposits in other banks increased $32,000, up from $32,000 during the first nine months of 2002.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total increase in income from Federal Funds Sold and Interest-bearing deposits in Other Banks is primarily the result of a $4,977,000 increase in the year-to-date average balance of these investments offset by a decrease in the yield on the investment from 1.7% during the first nine months of 2002 to 1.2% during the first nine months of 2003.  The increases in loans, federal funds sold and interest-bearing deposits in other banks were funded by the growth in total deposits of the Bank.

Interest Expense.  Total interest expense for the first nine months of 2003 decreased $180,000 or 8.4% from the first nine months of 2002.  Interest on deposits decreased $173,000 or 8.2% in the first nine months of 2003 as compared to the first nine months of 2002.  This decrease is attributable to a decrease in the cost of funds from 3.0% during the first nine months of 2002 to 2.4% during the first nine months of 2003 offset by a $13,705,000 increase in the average balance of interest-bearing deposits from the first nine months of 2002 to the first nine months of 2003.  The growth in interest-bearing deposits is from increases in time deposits, primarily time deposits over $100,000.  During most of 2002 and the first quarter of 2003, the Company had typically paid the highest rate among its local competitors for time deposits in order to provide funding for its loan growth.  Since these deposits have a fixed maturity and a fixed rate, they remained in the Bank for most of 2003.

Provisions for Loan Losses.  Provisions for loan losses were $450,000 for the nine months ended September 30, 2003 and $510,000 for the nine months ended September 30, 2002.  At September 30, 2003 the allowance for loan losses was 1.31% of outstanding loans.

Noninterest Income and Expense.  Noninterest income increased $290,000 or 28.8% in the first nine months of 2003 from the first nine months of 2002.  This increase is reflected in an increase of $323,000 in Other Service Charges, Commissions and Fees, offset by a $34,000 decrease in Service Charges on Deposit Accounts.  The $323,000 increase in Other Service Charges, Commissions and Fees is primarily the result of an increase of $301,000 in mortgage loan income.  The Bank originates long-term residential mortgage loans and, concurrent with the closing of each loan, sells each loan on a nonrecourse basis to other banks.  The Bank does not retain the servicing of the loan but retains the origination feeand a commission.  Until the second quarter of 2003, the Bank had only one individual involved in mortgage origination activity.  During the second quarter of 2003, the Bank added two individuals to its mortgage staff, a loan origination officer and a loan processor.  Given the historic lows in long-term mortgage rates and the increased staff, the Bank has experienced a significant increase in the volume of loans originated and closed, resulting in an increase in fees derived from mortgage loan origination activity.  The $34,000 decrease in Service Charges on Deposit Accounts is primarily the result of a decrease in insufficient fund service charges.  Although the per item fee for insufficient funds increased from $26 to $29 during the second quarter of 2002, the volume of checks presented for payment against insufficient funds has decreased during 2003, thereby negatively impacting these fees.

            Noninterest expense increased $443,000 or 16.2% in the first nine months of 2003 as compared to the first nine months of 2002.  This increase is comprised of an increase in Salary and Employee Benefits of $283,000, in Occupancy and Equipment expense of $16,000 and in Other Expense of $144,000.  The increase in Salary and Employee Benefits is the result of increases in staffing from September 30, 2002 to September 30, 2003, merit-based salary increases for existing employees and reformulation of the commission structure for the mortgage origination officers.  The increase in Occupancy and Equipment expense is the result of depreciation expense incurred on equipment placed in service during the second quarter of 2002.  The increase in Other Expense is in part to an increase of $59,600 in data processing expenses, which are based on a per account fee for the volume of accounts maintained.  Not only has the Bank experienced an increase in volume of accounts maintained, but the Bank’s data processing vendor increased the per account fee by 5% during the second quarter of 2002.  The increase in Other Expense is also attributable to increases of $19,000 in audit expense, $19,000 in advertising and public relations expense, $16,000 in telephone and communications expense, $12,000 in director fees and $12,000 in state and local business license and occupation taxes.

 Income Taxes.  Income taxes for the nine months ended September 30, 2003 decreased $130,000 or 16.8% from those at September 30, 2002.  This decrease is the result of a decrease in taxable income of the Company as well as benefits recognized from deferred tax assets resulting from timing differences in the deductibility for tax and financial reporting purposes of provisions for loan losses and net loans charged off.

Interest Rate Sensitivity

            Interest rate sensitivity is a function of the repricing characteristics of the Bank’s portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest-earning assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  One method to measure interest rate sensitivity is through a repricing gap.  The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame.  A negative gap (more liabilities repricing than assets) generally indicates that the Bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall. In this situation, the Bank is deemed to be “liability sensitive”.  A positive gap generally indicates that the Bank’s net interest income will decrease if rates fall and will increase if rates rise.  In this situation, the Bank is deemed to be “asset sensitive.”  At September 30, 2003, the difference between the Bank’s assets and liabilities repricing or maturing within one year was $25,602,000, indicating the Bank was asset sensitive.

            Another tool the Bank relies on to measure interest rate sensitivity is a rate shock analysis.  This analysis measures the effect on earnings of a hypothetical instantaneous parallel shift in interest rates. The amount of risk is assessed by comparing projected earnings in an unchanging rate environment to projected earnings in rising and falling rate environments, specifically in which interest rates rise or fall 300 basis points over a twelve month period.  The analysis performed as of September 30, 2003 indicated that in a rising rate scenario, annualized net interest income would increase 8.5% or $533,000, whereas in a declining rate scenario, annualized net interest income would decrease 13.6% or $849,000.

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

FMB EQUIBANC, INC. (Registrant)

DATE: November 5, 2003	By: /s/ Charles R. Nessmith Charles R. Nessmith President and Chief Executive Officer

DATE: November 5, 2003	By: /s/ Dwayne E. Rocker Dwayne E. Rocker Secretary