Form 10KSB
period 2003-12-31
FMB EQUIBANC INC
filed 2004-03-30
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

_______________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 - Commission File Number:  000-32399

_______________
    FMB EQUIBANC, INC.
(Name of small business issuer in its charter)

Georgia	58-2582553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
201 North Main Street Statesboro, Georgia	30458
(Address of principal executive office)	(Zip Code)

(912) 489-2600
(Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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
                                                                                   Yes      X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for its most recent fiscal year were $9,562,000.

The aggregate market value of the voting stock held by non-affiliates of Issuer (313,546 shares) at February 29,  2004 was $12,307,000.  No shares of non-voting stock were outstanding.  As of such date, no organized trading market existed for the common stock of the Issuer.  The aggregate market value was computed by reference to the fair market value of the common stock of the Issuer based on recent sales of the common stock.  The number of shares outstanding of Issuer’s common stock at February 29, 2004 was 362,600 shares.

Transitional Small Business Disclosure Format (Check one): Yes                 No    X

DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the Issuer’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end is incorporated by reference in answer to Part III of this Report.

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

The Company has been organized to enhance the Bank's ability to serve its current and future customers' requirements for financial services.  The holding company structure provides flexibility for expansion of the Company's banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not be able to provide under present laws.  In addition, a holding company structure facilitates raising capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

At December 31, 2003, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

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

The following table illustrates the June 30, 2003 deposit base and market share of the financial institutions located in Bulloch County, as reported by the Federal Deposit Insurance Corporation (the “FDIC”), and adjusted for reported out of market deposits (dollars in millions).

Bulloch County	Deposits	Percent of Market
Financial Institutions

BB&T	$161.8	25.4
Sea Island Bank	156.6	24.6
Farmers & Merchants Bank	127.3	20.0
Eagle Bank and Trust	60.4	9.5
Wachovia Bank, National Association	50.7	7.9
The First National Bank & Trust Company	8.6	1.3
Core Credit Union.	30.4	4.8
First Southern National Bank	41.6	6.5

While the Bank experiences competition from financial institutions headquartered in Bulloch County, some competition also comes from banks outside of Bulloch County seeking to make loans in the Bank's primary service area.  In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial institutions that have recently entered the traditional banking markets.

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

The Bank may either originate loans or, where loans exceed the Bank's lending limits, participate with other banks.  Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than loans that the Bank originates.

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

Loan Portfolio.  The following is a description of each of the major categories of the Bank's loan portfolio:

Real Estate Loans.  The Bank makes a variety of commercial real estate, construction and development loans and residential real estate loans.  These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans.  As of December 31, 2003, real estate loans comprised 72.4% of the Bank's loan portfolio.

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

Commercial Loans.  The Bank makes a variety of loans for commercial purposes other than real estate in various lines of businesses.  The terms of these loans vary by purpose and by type of underlying collateral, if any.  The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term.  Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less.  Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity.  The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.  As of December 31, 2003, commercial loans comprised 11.2% of the Bank's loan portfolio.

Consumer Loans.   The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit.  Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.  Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset.   The loan officers of the Bank review the borrower's past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower's ability to make future payments as agreed.  As of December 31, 2003, consumer loans comprised 9.4% of the Bank's loan portfolio.

Agribusiness Loans.  The Bank makes a variety of agribusiness loans, including real estate-based loans, crop loans and equipment loans.  Real estate-based agribusiness loans are made consistent with the Bank's appraisal policy and with the ratio of loan principal to value of the collateral as established by independent appraisal generally not to exceed 90%.  Loans secured by agricultural equipment typically have terms of up to five years.  As of December 31, 2003, agribusiness loans comprised 7.0% of the Bank's loan portfolio.

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

With respect to commercial loans, larger financial institutions are likely to make proportionately more loans to medium- to large-sized businesses than the Bank makes.  Many of the commercial loans of the Bank are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than large borrowers.  The commercial loan portfolio of the Bank consists of loans to individual, partnership and corporate borrowers that are primarily located in the Bulloch County area.  Accordingly, our commercial borrowers reflect the diversified businesses of this area, and include services, retail trade and manufacturing firms.  The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in the Bulloch County area and the ability of the Bank's commercial borrowers to properly evaluate and respond to a changing marketplace.  In addition, the commercial borrowers of the Bank face risks related specifically to the unique nature of their business.  For example, services and retail trade firms may incur risks associated with labor shortages and consumer preference changes, and manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

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

Agribusiness loans, including real estate-based loans, crop loans and equipment loans generally involve more credit risk than residential real estate loans, because of the typically larger loan amount.  In addition, payments on loans are dependent upon the successful operation or management of the farm property securing the loan.  The success of the loan may also be affected by many factors outside the control of the farm borrower, such as weather, government farm policy, international demand for agricultural products and changing consumer preferences.  Weather presents one of the greatest risks, as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral.  This risk can be reduced by the farmer with crop insurance which can guarantee set yields to provide certainty of repayment.  Unless the circumstances of the borrower merit otherwise, the Bank generally will require its borrowers to obtain crop insurance.  Another risk is the uncertainty of government support programs, where support payments are made with the requirement that a farmer leave idle from production certain amounts of farm land.  Some farmers rely on the income from support programs to make loan payments, and if these programs were discontinued or significantly changed, cash flow problems or defaults could result.  Finally, many farmers are dependent upon a limited number of key individuals whose injury or death may result in an inability to operate the farm.

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

Lending Limits.  The lending activities of the Bank are subject to a variety of lending limits imposed by Georgia law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines of the Georgia Department of Banking as an exception to the 15% limit.  The Bank's lending limit at December 31, 2003 was $1,200,000 plus an additional $800,000 for loans which meet the guidelines of the Georgia Department. These limits will increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earnings or losses, among other reasons.

Investments

As of December 31, 2003, loans comprised approximately 83.1% of the Bank's assets and investment securities comprised approximately 10.9% of the Bank's assets.  The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States.  In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds.  The sale of federal funds amounts to a short term loan from the Bank to another bank.

Asset and Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.  Certain officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure an acceptable composition of asset/liability mix, stability and leverage of all source of funds while adhering to prudent banking practices.  It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations.  Management of the Bank seeks to invest the largest portion of the Bank's assets in real estate, commercial, consumer and agribusiness loans.

The Bank regards certificates of deposit of $100,000 or more as volatile deposits.  The Bank has maintained sufficient liquidity to repay these deposits on maturity.  While the Bank does not generally pursue these types of deposits, at times it is profitable to do so, and this option is exercised when deemed prudent by management.  These large certificates of deposit account for the volatility in this liability category.

The Bank has available an overnight federal funds purchase line in the amount of $3,300,000 which may be used to meet liquidity needs.  As of December 31, 2003, the Bank had no balances outstanding under this line.   The Bank also has advances available with the Federal Home Loan Bank where the Bank can purchase funds up to 13% of total assets.

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

Employees

As of December 31, 2003, the Bank had 54 total employees, comprised of 48 full-time and 6 part-time.  The Company does not have any employees who are not also employees of the Bank.

SUPERVISION & REGULATION

Both FMB Equibanc, Inc. and Farmers & Merchants Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  The following discussion describes the material elements of the regulatory framework that applies to us.

FMB Equibanc, Inc.

Since FMB Equibanc, Inc. owns all of the capital stock of Farmers & Merchants Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, FMB Equibanc, Inc.is primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.  As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the operations of FMB Equibanc, Inc.

Acquisitions of Banks.   The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

  acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

  acquiring all or substantially all of the assets of any bank; or

  merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, FMB Equibanc, Inc.or any other bank holding company located in Georgia may purchase a bank located outside of Georgia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.   Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years.  Because Farmers & Merchants Bank has been incorporated for more than three years, this limitation does not apply to Farmers & Bank or to FMB Equibanc, Inc.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934.  The regulations also provide a procedure for challenging the rebuttable presumption of control.

 Permitted Activities.  A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

  Banking or managing or controlling banks; and

  Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  Factoring accounts receivable;

  Making, acquiring, brokering or servicing loans and usual related activities;

  Leasing personal or real property;

  Operating a non-bank depository institution, such as a savings association;

  Trust company functions;

  Financial and investment advisory activities;

  Conducting discount securities brokerage activities;

  Underwriting and dealing in government obligations and money market instruments;

  Providing specified management consulting and counseling activities;

  Performing selected data processing services and support services;

  Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

  Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

 In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity.  The Bank Holding Company Act expressly lists the following activities as financial in nature:

  Lending, trust and other banking activities;

  Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

  Providing financial, investment, or advisory services;

  Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

  Underwriting, dealing in or making a market in securities;

  Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

  Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

  Merchant banking through securities or insurance affiliates; and

  Insurance company portfolio investments.

To qualify to become a financial holding company, Farmers & Merchants Bank and any other depository institution subsidiary of FMB Equibanc, Inc. must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, FMB Equibanc, Inc. must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While FMB Equibanc, Inc. meets the qualification standards applicable to financial holding companies, FMB Equibanc, Inc. has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions.  Under Federal Reserve policy, FMB Equibanc, Inc.is expected to act as a source of financial strength for Farmers & Merchants Bank and to commit resources to support Farmers & Merchants Bank.  This support may be required at times when, without this Federal Reserve policy, FMB Equibanc, Inc.might not be inclined to provide it.  In addition, any capital loans made by FMB Equibanc, Inc. to Farmers & Merchants Bank will be repaid only after its deposits and various other obligations are repaid in full.  In the unlikely event of FMB Equibanc, Inc.’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Farmers & Merchants Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Farmers & Merchants Bank

Farmers & Merchants Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations.  These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since Farmers & Merchants Bankis a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance.  The FDIC and Georgia Department of Banking and Finance regularly examine Farmers & Merchants Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.   Additionally, Farmers & Merchants Bank’s deposits are insured by the FDIC to the maximum extent provided by law.  Farmers & Merchants Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching.  Under current Georgia law, Farmers & Merchants Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance.  In addition, with prior regulatory approval, Farmers & Merchants Bank may acquire branches of existing banks located in Georgia.  Farmers & Merchants Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws.  Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state.  Currently, Georgia has not opted-in to this provision.  Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia.  This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition.  However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited.  Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in.  Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.  At December 31, 2003, Farmers & Merchants Bank qualified for the well-capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted quarterly and is set at $1.54 per $100 of deposits for the first quarter of 2004.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on Farmers & Merchants Bank.  Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory.”  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations.  Interest and other charges collected or contracted for by Farmers & Merchants Bank are subject to state usury laws and federal laws concerning interest rates.  For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

Farmers & Merchants Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

  federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

  Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

  rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit.  On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries.  GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks.  Therefore, Farmers & Merchants Bank is exempt from the requirements of GAFLA.

The deposit operations of Farmers & Merchants Bank are subject to:

  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

FMB Equibanc, Inc. and Farmers & Merchants Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of FMB Equibanc, Inc., and the FDIC, in the case of Farmers & Merchants Bank.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  Since FMB Equibanc Inc.’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis.  Farmers & Merchants Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.   At December 31, 2003, Farmers & Merchants Bank’s ratio of total capital to risk-weighted assets was 11.8% and our ratio of Tier 1 Capital to risk-weighted assets was 10.5%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2003, our leverage ratio was 8.2%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

FMB Equibanc, Inc.is a legal entity separate and distinct from Farmers & Merchants Bank.  The principal sources of cash flow of FMB Equibanc, Inc., including cash flow to pay dividends to its shareholders, are dividends that Farmers & Merchants Bank pays to its sole shareholder, FMB Equibanc, Inc.  Statutory and regulatory limitations apply to Farmers & Merchants Bank’s payment of dividends.  If, in the opinion of the federal banking regulator, Farmers & Merchants Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  See “Farmers & Merchants Bank—Prompt Corrective Action.”

The Georgia Department of Banking and Finance also regulates Farmers & Merchants Bank’s  dividend payments and must approve dividend payments that would exceed 50% of Farmers & Merchants Bank’s  net income for the prior year.  Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2003, Farmers & Merchants Bank could pay cash dividends of approximately $873,000 without prior regulatory approval.

Restrictions on Transactions with Affiliates

FMB Equibanc, Inc. and Farmers & Merchants Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of:

  a bank’s loans or extensions of credit to affiliates;

  a bank’s investment in affiliates;

  assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

  loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

  a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  Farmers & Merchants Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

FMB Equibanc, Inc. and Farmers & Merchants Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Farmers & Merchants Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA).  These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.  The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

The FCRA Amendments include, among other things:

  new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

  for entities that furnish information to consumer reporting agencies (which would include Farmers & Merchants Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

  a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions.   We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements.  Because no affiliate of FMB Equibanc, Inc. currently sharing consumer information with any other affiliate of FMB Equibanc, Inc. for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on FMB Equibanc, Inc.

Prior to the effective date of the FCRA Amendments, FMB Equibanc, Inc. and its subsidiary will implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism.  Most of these requirements and limitations took effect in 2002.  Additional “know your customer” rules became effective in June 2003, requiring Farmers & Merchants Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act.  FMB Equibanc Inc. and its subsidiary implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.             DESCRIPTION OF PROPERTIES

The Company's executive office is located at the Bank’s main office, 201 North Main Street, Statesboro, Georgia 30458.  The Bank’s main office was constructed in 1991 and contains approximately 16,000 square feet.  All of the executive officers of the Company and the Bank are located at this facility as are all bookkeeping and computer operations.

The Bank also has two branches, located at 620 Zetterower Avenue, Statesboro, Georgia and 29 North Parker Avenue, Brooklet, Georgia.  The Bank’s main office and all branches are owned by the Company.

ITEM 3.             LEGAL PROCEEDINGS

As of the date of this Report, there are no material legal proceedings to which the Company or any of its properties were subject.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Prior to the acquisition of its common stock by the Company, the Bank's common stock was traded from time to time on an individual basis, but there was no established trading market.  There is no established trading market for the Company's common stock, and an active public trading market is not expected to develop in the near future.  The approximate number of holders of record of the Company's common stock as of December 31, 2003 was 506.

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

The Company declared dividends of $181,300, or $.50 per share both in 2003 and 2002.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities in 2003.

ITEM 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

The 2003 Annual Report of FMB Equibanc, Inc. (the “Company”) contains forward-looking statements in addition to historical information.  The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company is required to note the variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Company or state and federal banking regulations; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB.  The words “believe”, “expect”, “anticipate”, “project” and similar expressions signify such forward-looking statements.

Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company.  Any such statement speaks only as of the date the statement was made.  The Company undertakes no obligation to update or revise any forward-looking statements.  Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Company’s current and subsequent filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

The Company has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of the Company’s operations.  We believe the following accounting policies applied by the Company represent critical accounting policies.

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements.  The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio.  Calculation of the allowance for loan losses represents a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans.

Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the subsidiary bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Considering current information and events regarding a borrower’s ability to repay its obligations, management considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.  If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.

Subsequent recoveries are credited to the allowance for loan losses.  Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement.  Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities.  The allowance for loan losses for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers' ability to pay.

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses.  The national economy showed signs of rebounding during the fourth quarter of 2003.  If the economy’s momentum continues, certain factors could evolve which would positively impact our net interest margin.  An increase in interest rates by the Federal Reserve Bank would favorably impact our net interest margin.  An improving economy could result in the expansion of businesses and creation of jobs which would positively affect the Company’s loan growth and improve our gross revenue stream.  Conversely, certain factors could result from an expanding economy which could increase our credit costs and adversely impact our net earnings.  A significant rapid rise in interest rates could create higher borrowing costs and shrinking corporate profits which could have a material impact on borrowers’ ability to pay.  We will continue to concentrate on maintaining a high quality loan portfolio through strict administration of our loan policy.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors.  Those loans are secured by real estate in the Company’s primary market area.  Therefore, the ultimate collectibility of a substantial portion of our loan portfolio is susceptible to changes to market conditions in the Company’s primary market area.

We are closely monitoring certain portions of our loan portfolio that we believe have a higher credit risk profile under the current environment based solely upon their industry classification which includes agricultural and agribusiness loans.  Based on current information, we have not identified any problem credits included in these categories, which are not already classified as nonperforming or impaired loans.  However, if the economic recovery takes longer than expected, the allowance for loan losses could be impacted by adverse developments in these credits.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences.  See Note 9 to the Notes to Consolidated Financial Statements for additional details.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.  These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  To the extent we establish a valuation allowance or adjust this allowance in a period, we must include an expense within the tax provisions in the statement of income.  We have recorded on our consolidated balance sheet net deferred tax assets of $369,000.

Performance Overview

We reported net income of $1,661,000, or $4.54 per diluted common share in 2003, compared to $1,467,000, or $4.01 per diluted common share in 2002.  The return on average assets was 1.18% in 2003 compared to 1.16% in 2002, while the return on average common shareholders’ equity was 15.07% in 2003 compared to 15.03% in 2002.

In spite of the record low interest rate environment during 2003, our net interest income increased $98,000 or 1.85% to $5,387,000 in 2003 compared to $5,289,000 in 2002.  The net interest margin earned on interest earning assets during 2003 dropped to 4.01% from 4.42% during 2002.  To lessen the adverse impact on net interest margins, we lowered the interest rates paid on all deposit products, and particularly focused on lowering the rates paid on certificates of deposit.  The strategic goal was to allow certain of these deposits to leave the Bank and build a higher concentration of deposits invested in loans rather than in much lower yielding assets such as federal funds sold or investment securities.  Although this strategy lessened the adverse impact on interest margins, it resulted in a loss of total deposits of $320,000 from December 31, 2002 to December 31, 2003.

Although noninterest expense increased $617,000 or 17.6% during 2003, this increase was less than the projections made at the beginning of the year and was the result of close monitoring of these expenses.

RESULTS OF OPERATIONS

General

Our principal asset is the ownership of Farmers & Merchants Bank (the “Bank”).  Accordingly, our results of operations are primarily dependent upon the results of operations of the Bank.  The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate).  The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, such as loans and investments, less the interest expense incurred on interest-bearing liabilities, such as customer deposits and borrowed funds.  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances.  Net interest income is dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.  The interest rate spread is impacted by interest rates, deposit flows and loan demand.  Additionally, and to a lesser extent, the profitability of the Bank is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate.  Noninterest income consists primarily of service charges on deposit accounts, other fees and origination of mortgage loans.  Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Earnings Summary

We reported earnings of $1,661,000 for 2003 representing an increase of $194,000 or 13.2% compared to earnings of $1,467,000 for 2002.  Diluted earnings per common share were $4.54 in 2003 compared to $4.01 per diluted common share in 2002.

Net interest income increased 1.85% in 2003 to $5,387,000 from $5,289,000 in 2002.  The net interest margin decreased 41 basis points to 4.01% in 2003 from 4.42% in 2002.  The decline in general interest rates is a result of actions undertaken by the Federal Reserve over the past three years and has resulted in a compression of our net interest margin.

Our provision for loan losses totaled $600,000 in 2003 and $720,000 in 2002.  The allowance for loan losses represented 1.50% of total loans outstanding at December 31, 2003 and 1.43% of total loans outstanding at December 31, 2002.  The allowance for loan losses is discussed in more detail under “Summary of Loan Loss Experience.”

Noninterest income increased $377,000 or 27.7% to $1,737,000 in 2003 compared to $1,360,000 in 2002.  The increase in noninterest income in 2003 is attributable to the Bank’s expansion of its mortgage origination activities.  During 2003, the Bank dedicated additional staff to the mortgage lending function, and coupled with the historical lows in the long-term interest rates experienced nationally, experienced a significant increase in mortgage origination income.

Noninterest expense increased $617,000 to $4,121,000 in 2003 as compared to $3,504,000 in 2002.  Salaries and employee benefits increased $340,000; equipment and occupancy expense increased $33,000; and all other expense increased $244,000.

Net Interest Income

Net interest income totaled $5,387,000 in 2003 representing an increase of $98,000 or 1.85% compared to net interest income of $5,289,000 in 2002.  The decrease in net interest income in 2003 was attributable to a decrease in general interest rates as a result of actions undertaken by the Federal Reserve over the past three years.  In 2003, the net interest spread declined 33 basis points resulting in a net interest margin decline of 41 basis points.  Net interest income in 2003 reflected a decrease in the average yield on earning assets of 102 basis points, while the average cost of interest-bearing liabilities declined 69 basis points.

The yield on loans decreased 107 basis points in 2003 as a significant portion of our loan portfolio repriced as Wall Street prime rate fell 50 basis points in November 2002 and another 25 basis points in June 2003.  The cost of interest-bearing liabilities decreased 69 basis points in 2003 as deposits repriced as interest rates declined.  The effects of changes in rates and average volumes are set forth in the table titled “Rate/Volume Analysis.”

Average earning assets increased $14,705,000, or 12.2%, to $135,015,000 in 2003 compared to $120,310,000 in 2002.  Average loans increased $14,914,000, or 15.5%, to $111,166,000 in 2003 compared to $96,252,000 in 2002.  Loan growth has remained strong in our market, and we have continued to focus on quality loan relationships secured by residential or commercial real estate.  The average balance of our securities portfolio decreased $1,584,000, or 8.1% during 2003.  Average investment securities represented 12.7% of total average assets in 2003 and 15.3% of total average assets in 2002.  This percentage has decreased because the growth in our loan portfolio has been funded in part by maturities and principal payments received from our investment securities.  All of our investment securities are classified as available for sale.  Average earning assets as a percentage of total average assets was 95.8% in 2003 compared to 94.9% in 2002.

Average interest-bearing liabilities increased $9,493,000, or 9.6%, in 2003.  Average interest-bearing deposits increased $9,623,000, or 9.8%, in 2003.  The increase in average interest-bearing deposits in 2003 was primarily the result of steady growth in the overall deposit base of the Bank during 2002, and experiencing a relatively level deposit base during 2003.  Approximately 16% of total average deposits were noninterest-bearing in 2003 compared to 15% for 2002.

Average short-term borrowings do not represent a material source of funds and the average amounts outstanding during the last two years have remained fairly constant.  Other borrowings represent primarily advances by the Federal Home Loan Bank, but also include Federal Funds Purchased.  Average other borrowings decreased $129,000, or 17.6%, to $602,000 in 2003 compared to $731,000 in 2002.  The decrease in average other borrowings in 2003 was attributable to less reliance on Federal Fund Purchased to meet temporary liquidity needs of the Bank.

Noninterest Income

Noninterest income totaled $1,737,000 in 2003 compared to $1,360,000 in 2002, representing an increase of $377,000 or 27.7%.  The $377,000 increase is the result of a $423,000 increase in mortgage origination fees offset primarily by a $36,000 decrease in service charges on deposit accounts.  The Bank originates long-term mortgage loans, which are acquired by other banks on a nonrecourse basis concurrent with the closing of each loan.  Until 2003, the bank had only one staff person originating and closing these loans.  During the second quarter of 2003, the Bank expanded its mortgage staff by adding a loan origination officer and one full-time and one part-time processor.  With the expanded staff along with historical lows in the long-term interest rates experienced nationally, the number of loans closed and the resulting origination and commission fees collected by the Bank increased $423,000 from 2002.  The $36,000 decrease in service charges on deposits accounts is attributable to a decrease in NSF Fees, which are charges assessed for checks presented for payment against insufficient funds.  This decrease is attributable to one specific commercial checking account customer which significantly reduced during 2003 its occurrences of presenting checks for payment against insufficient funds.

Following is a comparison of noninterest income for 2003 and 2002.

	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)

Service charges on deposit accounts	$1,011	$1,047
Mortgage origination fees	563	140
Other service charges, commissions and fees	139	151
Gain on sale of securities	-	5
Other operating income	24	17
	$1,737	$1,360

Noninterest Expense

In compliance with the requirements of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, we allocated $286,000 of salaries to loan costs in 2003 and $276,000 in 2002.  After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $340,000, or 20.1%, to $2,029,000 in 2003 compared to $1,689,000 in 2002.  The total full-time equivalent employees remained at approximately 50 employees at December 31, 2003 and 2002.  Total salary and benefit expense increased in 2003 for several different reasons.  First we added approximately thirteen staff positions throughout the year 2002, and 2003 was the first year of a full-year effect of this increased staff.  Second, our typical salary increases for existing staff averaged approximately 4% for 2003.  Another reason for the increase in total salary and benefits is the increase of $187,000 in commissions paid on mortgage origination activities.  A final reason is that we also experienced an increase of $36,000 or 23.3% in employee health insurance premiums, due in part to the increased staff and also to an approximate 15% increase in the cost of premiums for medical coverage.

Equipment and occupancy expense increased $33,000 to $475,000 in 2003 compared to $442,000 in 2002.  Depreciation expense increased $20,000 or 9.1% from 2002 to 2003 as a result of a full-year effect of depreciation on computer equipment and vehicles placed in service during 2002 and 2003.  Expenses relating to maintenance and maintenance contracts increased $6,000 or 12.4%.

Office supplies decreased $11,000 or 8.8% to $114,000 in 2003 from $125,000 in 2002, primarily as a result of closer monitoring and control of these expenses.

Data processing fees increased $64,000 or 28.7% to $287,000 in 2003 compared to $223,000 in 2002.  This increase in fees was attributable to a 5% increase effective July 1, 2002 in the cost from our primary data processing vendor, whose charges are based on the number of accounts maintained by the Bank.  In addition to experiencing a full-year effect of this price increase during 2003, we continued to add loan and deposit accounts, which added to our total cost.  We also incurred additional expense relating to the monitoring and internal security of our data systems and also to upgrading our data communication lines to all of banking locations.

Professional fees increased $90,000 or 51.1% to $266,000 in 2003 from $176,000 in 2002.  Additional expense was incurred for both legal and accounting matters.  Legal fees increased approximately $50,000, primarily as a result of work and research regarding implementation and compliance with new Sarbanes-Oxley rules and also as a result of increased legal activity.  Accounting fees increased approximately $40,000, primarily as a result of increased fees from the Company’s previous accounting firm.

All other noninterest expense increased $78,000 or 11.5% in 2003 to $758,000 from $680,000 in 2002.  The increase was attributable to increases in several areas.  Telephone expense increased $18,000 in part to additional charges from our carrier for providing the upgraded data communications capability previously discussed.  Our expense relating to our external loan review, compliance, and strategic planning consultants also increased $18,000 as a result of fee increases and additional services performed.  Director fees increased $15,000 as a result of increased per meeting fees adopted by the Board of Directors in late 2002 effective for the year 2003.  Our state business occupation and local business license taxes increased $14,000 in 2003.  These taxes are based on the revenue of the Bank, and as revenue has increased, these taxes have also increased.  Our postage expense also increased $9,000 in 2003.

Following is a comparison of noninterest expense for 2003 and 2002.

	Year Ended December 31
	2003	2002
	(Dollars in Thousands)
Salaries and employee benefits	$2,029	$1,689
Equipment and occupancy	475	442
Office Supplies	114	125
Data processing fees	287	223
Professional fees	266	176
Advertising & Public Relations	192	169
Other expense	758	680
	$4,121	$3,504

Income Taxes

Income taxes totaled $742,000 in 2003 and $958,000 in 2002.  The effective tax rate was 31% for 2003 and 40% for 2002.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company and the Bank to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments (principally federal funds sold) and monthly amortizing loans.  Another source of liquidity is the repayment of maturing single payment loans.  In addition, the Bank maintains relationships with correspondent banks which could provide funds to it on short notice, if needed.

The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and federal regulatory authorities.  At December 31, 2003, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds.  During 2003, we increased our capital by retaining net earnings of $1,480,000 after payment of dividends.  After recording a decrease in capital of $122,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $1,358,000 during 2003.  At December 31, 2003, total capital of the Company amounted to $11,724,000.  We are aware of no events or trends likely to result in a material change in our liquidity.

The following table summarizes short-term borrowings for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds purchased	$171	1.26%	$286	2.08%

	Total Balance		Total Balance
Total maximum short-term borrowings
outstanding at any month-end during the year	$2,200		$1,500

            The following table sets forth certain information about contractual cash obligations as of December 31, 2003 (dollars in thousands).

		Payments Due After December 31, 2003
	Total	1 Year Or Less	1-3 Years	4 -5 Years	After 5 Years
Time certificates of deposit	$67,577	$58,731	$8,846	$-	$-
Other borrowings	442	19	43	380	-
Operating leases	35	7	15	13	-
Total contractual cash obligations	$68,054	$58,757	$8,904	$393	$-

At December 31, 2003, we had $152,000 in binding commitments for capital expenditures.

In accordance with risk capital guidelines issued by the Federal Reserve Board, we are required to maintain a minimum standard of total capital to risk-weighted assets of 8%.  Additionally, all member banks must maintain “core” or “Tier 1” capital of at least 4% of total assets (“leverage ratio”).  Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks.  For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

The following table summarizes the regulatory capital levels of the Bank at December 31, 2003.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Leverage capital	$11,444	8.2%	$5,605	4.00%	$5,839	4.2%
Risk-based capital:
Core capital	11,444	10.5	4,342	4.00	7,102	6.5
Total capital	12,806	11.8	8,685	8.00	4,121	3.8

Commitments and Lines of Credit

In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers.  Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank's Board of Directors.  The Bank has also granted commitments to approved customers for standby letters of credit.  These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable.  The Bank uses the same credit policies for these off balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at December 31, 2003 and 2002.

	2003	2002
	(Dollars in Thousands)
Commitments to extend credit	$13,838	$10,764
Standby letters of credit	491	855
	$14,329	$11,619

Impact of Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

SELECTED STATISTICAL INFORMATION OF FMB EQUIBANC, INC.

The following statistical information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

Average Balances and Net Income Analysis

The following tables set forth the amount of the our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% federal tax rate.

	Year Ended December 31,
	2003			2002
ASSETS	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Interest-earning assets:	(Dollars in Thousands)
Loans, net of unearned interest	$111,166	$7,040	6.33%	$96,252	$7,125	7.40%
Investment securities:
Taxable	16,726	672	4.02	18,250	942	5.16
Nontaxable	1,148	68	5.94	1,208	76	6.24
Interest-bearing deposits in banks	2,291	26	1.16	-	-	-
Federal funds sold	3,684	42	1.14	4,600	69	1.49
Total interest-earning assets	135,015	7,848	5.81	120,310	8,212	6.83

Noninterest-earning assets:
Cash	3,769			3,775
Allowance for loan losses	(1,654)			(1,260)
Unrealized gain (loss) on available
for sale securities	-			-
Other assets	3,832			4,014
Total noninterest-earning assets	5,947			6,529

Total assets	$140,962			$126,839

Average Balances and Net Income Analysis (Continued)

	Year Ended December 31,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
LIABILITIES AND
STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing
demand deposits	$32,572	$245	0.75%	$29,568	$442	1.49%
Time deposits	75,193	2,167	2.88	68,575	2,424	3.54
Other borrowings	602	26	4.29	731	31	4.16
Total interest-bearing
liabilities	108,367	2,438	2.24	98,874	2,897	2.93

Noninterest-bearing liabilities and
stockholders’ equity:
Demand deposits	21,029			17,585
Other liabilities	545			618
Stockholders’ equity	11,021			9,762
Total noninterest-bearing liabilities
and stockholders’ equity	32,595			27,965

Total liabilities and
stockholders’ equity	$140,962			$126,839

Interest rate spread			3.57%			3.90%

Net interest income		$5,410			$5,315

Net interest margin			4.01%			4.42%

Rate and Volume Analysis

The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume.  Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year.  The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years.  Thus, changes that are not solely due to volume have been consistently attributed to rate.

	Year Ended December 31,			Year Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	(Dollars in Thousands)			(Dollars in Thousands)
	Increase (Decrease)	Rate	Volume	Increase (Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$(85)	$(1,189)	$1,104	$52	$(1,608)	$1,660
Interest on securities:
Taxable	(270)	(191)	(79)	17	(140)	157
Tax exempt	(8)	(4)	(4)	25	(6)	31
Interest-bearing deposits in banks	26	-	26	(2)	-	(2)
Interest on federal funds	(27)	(13)	(14)	(18)	(80)	62
Total interest income	(364)	(1,397)	1,033	74	(1,834)	1,908

Expense from interest-bearing liabilities:
Interest on savings and interest-
bearing demand deposits	(197)	(242)	45	(134)	(321)	187
Interest on time deposits	(257)	(491)	234	(774)	(1,542)	768
Interest on short-term borrowings	(5)	-	(5)	(103)	(2)	(101)
Interest on other borrowings	-	-	-	-	-	-
Interest on trust preferred securities	-	-	-	-	-	-
Total interest expense	(459)	(733)	274	(1,011)	(1,865)	854

Net interest income	$95	$(664)	$759	$1,085	$31	$1,054

Asset/Liability Management

A principal objective of our asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities.   This strategy is overseen in part through the direction of our Asset and Liability Committee (the “ALCO Committee”) which establishes policies and monitors results to control interest rate sensitivity.

As part of our interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate-sensitive” and monitors its interest rate-sensitivity “gap”.  An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less.  The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities.  A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may not react identically to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap.  The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase.

 The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio.  The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2003
	Maturing or Repricing within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Interest-bearing deposits in banks
and federal funds sold	$85	$-	$-	$-	$85
Restricted stock	408	-	-	-	408
Investment securities	-	334	9,779	5,204	15,317
Loans	47,658	29,751	36,766	2,659	116,834
	48,151	30,085	46,545	7,863	132,644
Interest-bearing liabilities:
Interest-bearing demand deposits (1)	-	15,016	-	-	15,016
Savings (1)	-	22,653	-	-	22,653
Certificates less than $100,000	7,407	20,866	3,588	-	31,861
Certificates, $100,000 and over	11,052	19,406	5,258	-	35,716
Other borrowings	4	11	409	-	424
	18,463	77,952	9,255	-	105,670

Interest rate sensitivity gap	$29,688	$(47,867)	$37,290	$7,863	$26,974

Cumulative interest rate sensitivity gap	$29,688	$(18,179)	$19,111	$26,974

Interest rate sensitivity gap ratio	2.61	0.39	5.03	-

Cumulative interest rate sensitivity gap ratio	2.61	0.81	1.18	1.26

(1)	In recent years, we have found that NOW and money-market checking deposits and savings deposits reprice on average between three months and one year, depending on the competition in our market area and the general interest rate environment. Therefore, we have placed these deposits in the three months to one year horizon.

INVESTMENT PORTFOLIO

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See “–Asset/Liability Management.”  Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets.  In particular, approximately 66% of the loan portfolio is comprised of loans which mature or reprice within one year or less.  Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years.  Additionally, 2% of the investment portfolio matures or reprices within one year or less.

Types of Investments

Securities

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,
	2003	2002
	(Dollars in Thousands)
U. S. Government and agency securities	$5,363	$10,556
State and municipal securities	1,162	1,261
Corporate debt securities	3,234	3,206
Mortgage-backed securities	5,558	4,635
Restricted stock	408	367
	$15,725	$20,025

Maturities

The amounts of securities available for sale in each category as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

	U.S. Treasury And Other U.S. Government Agencies and Corporations		State and Political Subdivisions
	Amount	Yield (1)	Amount	Yield (1) (2)
	(Dollars in Thousands)
Maturity:
One year or less	$334	2.28%	$-	-%
After one year through five years	9,341	4.35	438	5.60
After five years through ten years	1,017	2.70	557	5.98
After ten years	3,463	1.10	167	6.34
	$14,155	3.39%	$1,162	5.88%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.
(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 34%.

LOAN PORTFOLIO

Types of Loans

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 64% of our loan portfolio as of December 31, 2003.  The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2003	2002
	(Dollars in Thousands)
Commercial, financial and agricultural	$16,156	$18,580
Real estate - construction	14,828	5,341
Real estate - mortgage	74,925	64,881
Consumer	10,887	11,035
Overdrafts	38	145
	116,834	99,982
Less reserve for possible loan losses	(1,758)	(1,426)
Loans, net	$115,076	$98,556

Maturities and Sensitivity to Changes in Interest Rates

Total loans as of December 31, 2003 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in
Thousands)
Maturity or Repricing Within:
One year or less	$77,409
After one year through five years	36,766
After five years	2,659
$116,834

The following table summarizes loans at December 31, 2003 that mature or reprice after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in
Thousands)

Predetermined interest rates	$24,896
Floating or adjustable interest rates	14,529
$39,425

Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

Nonperforming Loans

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectibility is charged to the allowance for possible loan losses.  Interest on loans that are classified as nonaccrual is recognized when received.  Past due loans are loans whose principal or interest is past due 90 days or more.  In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis	$596	$496	$357	$466	$102

Installment loans and term loans contractually
past due ninety days or more as to interest
or principal payments and still accruing	102	235	94	65	3

Loans, the terms of which have been renegotiated	-	-	-	-	-
to provide a reduction or deferral of interest
or principal because of deterioration in the
financial position of the borrower

Loans now current about which there are serious	-	-	-	-	-
doubts as to the ability of the borrower to
comply with present loan repayment terms

In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.  Any loans classified by regulatory authorities as loss have been charged off.

 SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.  We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio.  In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregate our loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans.  Certain reviewed loans require specific allowances.  Allowances are provided for other types and classifications of loans based on anticipated loss rates.  Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required.  In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market.  Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

We have developed a methodology for determining the adequacy of the loan loss reserve, which is reviewed monthly by the Board of Directors.  Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of home equity and personal lines of credit.  The risk rating schedule provides eight ratings of which four ratings are classified as pass ratings and four ratings are classified as criticized ratings.  Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve.  Many of the larger loans require an annual review by an independent loan officer.  As a result of loan reviews certain loans may be assigned specific reserve allocations.  Other loans that surface as problem loans may also be assigned specific reserves.  Past due loans are assigned risk ratings based on the number of days past due.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.  The provision for loan losses charged to earnings amounted to $600,000 in 2003 and $720,000 in 2002.  The decrease in the provision for loan losses in 2003 resulted from a decrease in net charge-offs in 2003 and an improvement in the quality of the loan portfolio.

Our allowance for loan losses was $1,758,000 at December 31, 2003, representing 1.51% of year end total loans outstanding compared to $1,426,000 at December 31, 2002, which represented 1.43% of year end total loans outstanding.  Management considers the allowance for loan losses adequate to cover potential loan losses.

 Allocation of the Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2003		2002
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Commercial, financial, industrial and agricultural	$439	25%	$285	20%
Real estate	967	55	899	63
Consumer	352	20	242	17
Unallocated	-	-	-	-
	$1,758	100%	$1,426	100%

The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Average amount of loans outstanding	$111,166	$96,252	$77,025	$59,309	$50,411

Balance of reserve for possible loan
losses at beginning of period	$1,426	$1,073	$793	$858	$767

Charge-offs:
Commercial, financial and
Agricultural	238	345	-	40	40
Real estate	162	221	37	35	-
Consumer	86	91	205	239	118
Recoveries:
Commercial, financial and
Agricultural	73	225	-	-	-
Real estate	124	21	27	57	26
Consumer	21	44	70	22	40
Net charge-offs	268	367	145	235	92

Additions to reserve charged to
operating expenses	600	720	425	170	183

Balance of reserve for possible
loan losses at end of period	$1,758	$1,426	$1,073	$793	$858

Ratio of net loan charge-offs
to average loans	0.24%	0.38%	0.19%	0.40%	0.18%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,
	2003		2002
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,029	-%	$17,585	-%
Interest-bearing demand and savings deposits	32,572	0.75	29,568	1.49
Time deposits	75,193	2.88	68,574	3.54
Total deposits	$128,794		$115,727

The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

(Dollars in Thousands)

Three months or less	$11,052
Over three through twelve months	19,406
Over twelve months	5,258
Total	$35,716

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the periods indicated is presented below.

	Year Ended December 31,
	2003	2002

Return on assets (1)	1.18%	1.16%

Return on equity (2)	15.07	15.03

Dividends payout ratio (3)	10.92	12.36

Equity to assets ratio (4)	7.82	7.70

(1)        Net income divided by average total assets.
(2)        Net income divided by average equity.
(3)        Dividends declared per share divided by net income per share.
(4)        Average equity divided by average total assets.

ITEM 7.          FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, including the notes thereto, and the report of  Mauldin & Jenkins LLC are included in this Report beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements of FMB Equibanc, Inc. as of December 31, 2003, and for the year then ended, contained in this Form 10-KSB have been included in reliance upon the report of Mauldin & Jenkins, LLC, Albany, Georgia, independent certified public accountants, and upon the authority of such firm as experts in accounting and auditing.  The financial statements of FMB Equibanc, Inc. as of December 31, 2002, and for the year then ended, were included in reliance upon the report of Dabbs, Hickman, Hill & Cannon, LLP, Statesboro, Georgia, independent certified public accountants, and upon the authority of such firm as experts in accounting and auditing.

The Audit Committee of the Board of Directors of FMB Equibanc, Inc. decided to change its independent accountant that performs audits of the Company's financial statements for external reporting purposes.  The Company previously used the independent accounting firm of Dabbs, Hickman, Hill & Cannon, LLP, Statesboro, Georgia, to perform audits of the Company's financial statements for external reporting purposes.  Effective December 1, 2003, the Company dismissed Dabbs, Hickman, Hill & Cannon, LLP as its independent accountant that audits the Company's financial statements for external reporting purposes.  Also effective on December 1, 2003, the Company engaged Mauldin & Jenkins, LLC, Albany, Georgia, to perform audits of the Company's financial statements for external reporting purposes for periods after December 31, 2002.  The Company will continue to use Dabbs, Hickman, Hill & Cannon, LLP to perform the Company's internal audits and other matters.

 The reports of Dabbs, Hickman, Hill & Cannon, LLP on the Company's financial statements during the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.  During the Company's fiscal years ended December 31, 2002 and 2001 and on December 1, 2003, the Company did not have any disagreement with Dabbs, Hickman, Hill & Cannon, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Dabbs, Hickman, Hill & Cannon, LLP's satisfaction, would have caused Dabbs, Hickman, Hill & Cannon, LLP to make reference to the subject matter of the disagreement with its reports.

ITEM 8A.        CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of FMB Equibanc, Inc. have concluded, based on their evaluation as of the end of the period covered by this Form 10-KSB, 2003, that FMB Equibanc, Inc.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by FMB Equibanc, Inc. in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by FMB Equibanc, Inc. in such reports is accumulated and communicated to FMB Equibanc, Inc.'s management, including FMB Equibanc, Inc.'s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the headings “Election of Directors,” “Executive Officers” and “Section 16(a), Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2004 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 20, 2004, is incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                     RELATED STOCKHOLDER MATTERS

The information appearing under the headings “Principal Shareholders” and “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

                       (a)            The following financial statements are filed as part of this Report:

Page

Independent Auditor's Report	F-2 and F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Income	F-5
Consolidated Statements of Comprehensive Income	F-6
Consolidated Statements of Stockholder's Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 - F-27

(b)            Exhibits.  Periodic reports, registration statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended, and the Securities Exchange Act of 1934, as amended, may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement to Merge, dated as of April 25, 2000, by and among the Company, FMB Interim Corp. and Farmers & Merchants Bank (Incorporated herein by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).

3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form 8-K filed on February 27, 2001 (Commission File No. 000-32399)).

10.1	1998 Nonqualified Stock Option. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-32399)).

10.2	Form of Director Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-32399)).

10.3*	Employment Agreement by and between Farmers & Merchants Bank and Charles R. Nessmith. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-32399)).

10.4	Deferred Compensation Agreement by and between Farmers & Merchants Bank and Frank C. Rozier III.

10.5	Deferred Compensation Agreement by and between Farmers & Merchants Bank and Gerald M. Edenfield.

Exhibit No.	Description

10.6	Deferred Compensation Agreement by and between Farmers & Merchants Bank and Leonard H. Blount.

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-32399)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

*Compensation Plan or arrangement required to be listed as an Exhibit to Form 10-KSB.

(c)            Reports on Form 8-K.

On December 5, 2003 the Company filed a Form 8-K with the Commission regarding a change in the Company’s certifying accountant.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES FEES PAID TO INDEPENDENT
                     ACCOUNTING FIRMS

Fees Paid to Independent Accounting Firms

Audit Fees.  During 2003, the aggregate amount of fees billed to the Company by Mauldin & Jenkins, LLC for services rendered by it for the audit of the Company's financial statements and for services normally provided in connection with statutory and regulatory filings was $48,500.  During 2003, Dabbs, Hickman, Hill & Cannon, LLP billed $10,245 for such services prior to the change in accountants.  In 2002, Dabbs, Hickman, Hill & Cannon, LLP billed $43,026 for such services.

Audit-Related Fees.  During 2003, the aggregate amount of fees billed to the Company by Dabbs, Hickman, Hill & Cannon, LLP and Mauldin & Jenkins, LLC for assurance and consultation concerning financial accounting and reporting standards reasonably related to the performance of the audit services rendered by them were $18,162 and $5,750, respectively.  In 2002, Dabbs, Hickman, Hill & Cannon, LLP billed $17,340 for such services.

Tax Fees.  During 2003, the aggregate amount of fees billed to the Company by Mauldin & Jenkins, LLC for tax compliance services was $3,500.  During 2003, Dabbs, Hickman, Hill & Cannon, LLP billed $5,125 for such services prior to the change in accountants.  In 2002, Dabbs, Hickman, Hill & Cannon, LLP billed $11,839 for such services.

Other Fees.  Mauldin & Jenkins, LLC did not bill the Company any amounts for other services during 2003.  Dabbs, Hickman, Hill & Cannon, LLP provided $4,483 and $15,619 in 2003 and 2002, respectively.  These fees were primarily related to non-audit services in connection with employee benefits, payroll and for other miscellaneous accounting matters.

The Company did not engage Mauldin & Jenkins, LLC to provide any non-audit related services to the Company during the period covered by this report.

The Audit Committee is also responsible for the pre-approval of all non-audit services provided by the independent auditors.  Non-audit services are only provided by the Company's auditors to the extent permitted by law.  Pre-approval is required unless a "de minimus" exception is met.  To qualify for the "de minimus" exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than five percent of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee to whom authority to grant such approval has been delegated by the Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29 , 2004	FMB EQUIBANC, INC. By:/s/ Charles R. Nessmith Charles R. Nessmith President and Chief Executive Officer (Principal Executive Officer)

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles R. Nessmith Charles R. Nessmith	Director, President and Chief Executive Officer (principal executive officer)	March 29 , 2004

/s/ Dwayne E. Rocker Dwayne E. Rocker	Secretary (principal financial and accounting officer)	March 29 , 2004

/s/ Frank C. Rozier	Chairman of the Board of Directors	March 29 , 2004
Frank C. Rozier

/s/ Leonard H. Blount Leonard H. Blount	Director	March 29 , 2004

/s/ F. Wendell Brannen	Director	March 29 , 2004
F. Wendell Brannen

/s/ R. Earl Dabbs R. Earl Dabbs	Director	March 29 , 2004

/s/ Gerald M. Edenfield	Director	March 29 , 2004
Gerald M. Edenfield

/s/ William Hatcher	Director	March 29 , 2004
William Hatcher

/s/ William B. Nessmith	Director	March 29 , 2004
William B. Nessmith

/s/ Andrew C. Oliver	Director	March 29 , 2004
Andrew C. Oliver

/s/ Billy G. Tyson	Director	March 29 , 2004
Billy G. Tyson

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2003

TABLE OF CONTENTS

Page
INDEPENDENT AUDITOR'S REPORT	F-2-3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-4
Consolidated statements of income	F-5
Consolidated statements of comprehensive income	F-6
Consolidated statements of stockholders' equity	F-7
Consolidated statements of cash flows	F-8
Notes to consolidated financial statements	F-9 -27

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
FMB Equibanc, Inc.
Statesboro, Georgia

                    We have audited the accompanying consolidated balance sheet of FMB Equibanc, Inc. and Subsidiary as of December 31, 2003, and the related statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of FMB Equibanc, Inc. and Subsidiary for the year ended December 31, 2002 were audited by other auditors, whose report dated February 28, 2003 expressed an unqualified opinion on those statements.

                    We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

                    In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of FMB Equibanc, Inc. and Subsidiary, as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 4, 2004

DABBS, HICKMAN, HILL & CANNON, LLP
Certified Public Accountants

Statesboro, Georgia 30458

INDEPENDENT AUDITOR'S REPORT

Board of Directors
FMB Equibanc, Inc.
Statesboro, Georgia 30458

We have audited the accompanying consolidated balance sheets of FMB Equibanc, Inc. and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Dabbs, Hickman, Hill & Cannon, LLP

February 28, 2003

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands)

Assets	2003	2002

Cash and due from banks	$5,221	$3,991
Interest-bearing deposits at other financial institutions	27	-
Federal funds sold	58	13,225
Securities available for sale	15,317	19,658
Restricted equity securities, at cost	408	367

Loans	116,834	99,982
Less allowance for loan losses	1,758	1,426
Loans, net	115,076	98,556

Premises and equipment, net	2,699	2,187
Other assets	1,810	1,516

Total assets	$140,616	$139,500

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$22,576	$18,455
Interest-bearing	105,246	109,687
Total deposits	127,822	128,142

Other borrowings	442	439
Other liabilities	628	553
Total liabilities	128,892	129,134

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	8,078	6,598
Accumulated other comprehensive income	208	330
Total stockholders' equity	11,724	10,366

Total liabilities and stockholders' equity	$140,616	$139,500

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002
(Dollars in Thousands, Except Per Share Amounts)

	2003	2002
Interest income:
Loans, including fees	$7,040	$7,125
Securities:
Taxable	672	942
Nontaxable	45	50
Federal funds sold	42	69
Interest-bearing deposits at other financial institutions	26	-
Total interest income	7,825	8,186

Interest expense:
Deposits	2,412	2,866
Other borrowings	26	31
Total interest expense	2,438	2,897

Net interest income	5,387	5,289
Provision for loan losses	600	720
Net interest income after provision for loan losses	4,787	4,569

Other income:
Service charges on deposit accounts	1,011	1,047
Other service charges, commissions and fees	139	151
Securities gains, net	-	5
Mortgage origination fees	563	140
Other operating income	24	17
Total other income	1,737	1,360

Other expense:
Salaries and employee benefits	2,029	1,689
Occupancy and equipment expense	475	442
Office supplies	114	125
Data processing fees	287	223
Professional fees	266	176
Advertising and public relations	192	169
Other operating expenses	758	680
Total other expenses	4,121	3,504

Income before income taxes	2,403	2,425

Income tax expense	742	958

Net income	$1,661	$1,467

Basic earnings per share	$4.58	$4.05

Diluted earnings per share	$4.54	$4.01

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002
(Dollars in Thousands)

	2003	2002

Net income	$1,661	$1,467

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period,
net of tax (benefits) of $(81) and $149, respectively	(122)	224

Reclassification adjustment for gains realized in net income,
net of taxes of $2 in 2002	-	(3)

Other comprehensive income (loss)	(122)	221

Comprehensive income	$1,539	$1,688

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002
(Dollars in Thousands)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balance, December 31, 2001	362,600	$362	$3,076	$5,312	$109	$8,859
Net income	-	-	-	1,467	-	1,467
Dividends declared,
$0.50 per share	-	-	-	(181)	-	(181)
Other comprehensive income	-	-	-	-	221	221
Balance, December 31, 2002	362,600	362	3,076	6,598	330	10,366
Net income	-	-	-	1,661	-	1,661
Dividends declared,
$0.50 per share	-	-	-	(181)	-	(181)
Other comprehensive loss	-	-	-	-	(122)	(122)
Balance, December 31, 2003	362,600	$362	$3,076	$8,078	$208	$11,724

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002
(Dollars in Thousands)

	2003	2002
OPERATING ACTIVITIES
Net income	$1,661	$1,467
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	244	224
Provision for loan losses	600	720
Gain on sales of securities	-	(5)
Deferred income taxes	(220)	(67)
Decrease in interest receivable	119	191
Decrease in interest payable	(102)	(60)
Other operating activities, net	37	16

Net cash provided by operating activities	2,339	2,486

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(27)	-
Purchases of securities available for sale	(7,150)	(15,333)
Proceeds from maturities of securities available for sale	11,270	13,322
Proceeds from sale of securities available for sale	-	1,539
Net (increase) decrease in federal funds sold	13,167	(13,225)
Net increase in loans	(17,115)	(13,504)
Purchase of premises and equipment	(756)	(346)

Net cash used in investing activities	(611)	(27,547)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(320)	24,988
Net decrease in federal funds purchased	-	(1,763)
Principal repayments on other borrowings	(17)	(13)
Proceeds from other borrowings	20	-
Dividends paid	(181)	(181)

Net cash provided by (used in) financing activities	(498)	23,031

Net increase (decrease) in cash and due from banks	1,230	(2,030)

Cash and due from banks at beginning of year	3,991	6,021

Cash and due from banks at end of year	$5,221	$3,991

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,540	$2,957

Income taxes	$984	$979

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$160	$51

Financed sales of other real estate owned	$145	$47

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

FMB Equibanc, Inc. (the “Company”) is a one-bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Farmers & Merchants Bank (the “Bank”).  The Bank is located in Statesboro, Bulloch County, Georgia with the main office and one branch located in Statesboro and one branch located in Brooklet, Georgia.  The Bank provides a full range of banking services to individual and corporate customers in its primary market area of Bulloch County, Georgia and surrounding counties.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and the Bank.  Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and contingent assets and liabilities.  The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from interest-bearing deposits at other financial institutions, loans, federal funds sold and deposits are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $785,000 and $699,000 at December 31, 2003 and 2002, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.  Equity securities, including restricted equity securities, without a readily determinable fair value are classified as available for sale and recorded at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities.  Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date.  Declines in the fair value of specific securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses.  Interest income is accrued on the outstanding principal balance.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral.  Interest income on nonaccrual loans is recognized on the cash-basis or cost-recovery method until the loans are returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based in current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.  Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual loans.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  The evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of  their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

Building	39.5 years
Furniture and equipment	3 to 7 years

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell.  Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses.  Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.  There were no amounts carried in other real estate owned at December 31, 2003 and 2002.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 8.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands).

	Years Ended December 31,
	2003	2002
	(Dollars in Thousands, Except Per Share Amounts)

Net income, as reported	$1,661	$1,467
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	(14)
Pro forma net income	$1,661	$1,453
Earnings per share:
Basic - as reported	$4.58	$4.05
Basic - pro forma	$4.58	$4.01
Diluted - as reported	$4.54	$4.01
Diluted - pro forma	$4.54	$3.97

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares.  Potential common shares consist of stock options.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation with no effect on total assets or net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34".  The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123".  The Statement amends Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations.  The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however, all required disclosures of Statement No. 148 are included above under the heading “Stock-Based Compensation”.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46.  The interpretation addresses consolidation by business enterprises of variable interest entities.  A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation.  The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003.  Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003.  Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004.  Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005.  The interpretations have not had a material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The statement requires than an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of the statement for the first fiscal period beginning after December 15, 2003.  The adoption of the statement did not have a material effect on the Company’s financial condition or results of operations.

NOTE 2.         SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows (dollars in thousands):

Gross

Gross

Amortized

Unrealized

Unrealized

 Cost

 Gains

 Losses

 Fair Value

December 31, 2003:

U. S. Treasury and U.S.

Government agencies

        $

5,328

$

35

$ -

$

5,363

Mortgage-backed securities

5,519

43

(4)

5,558

State and municipal securities

1,095

67

-

1,162

Corporate bonds

3,029

205

  -

3,234

$

14,971

$

350

$

(4)

$

15,317

December 31, 2002:

U. S. Treaasury and U.S. Government agencies

$

10,377

$

179

$

-

$

10,556

Mortgage-backed securities

4,482

153

-

4,635

State and municipal securities

1,203

58

-

1,261

Corporate bonds

3,046

166

(6)

3,206

$

19,108

$

556

$

(6)

$

19,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.         SECURITIES
(Continued)

The amortized cost and fair value of securities available for sale as of December 31, 2003 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

 Amortized

 Fair

 Cost

 Value

 Due within one year

 $         310

 $           312

 Due from one to five years

 7,451

 7,705

 Due from five to ten years

 1,535

 1,575

 Due after ten years

 156

 167

 Mortgage-backed securities

 5,519

 5,558

 $    14,971

 $      15,317

Securities with a carrying value of $7,828,000 and $13,580,000 at December 31, 2003 and
2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales and calls of securities available for sale consist of the following (dollars in thousands):

 Years Ended December 31,

 2003

 2002

 Gross gains

 $

 -

 $

 23

 Gross losses

 -

 18

 Net realized gains

 $

 -

 $

 5

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2003
(dollars in thousands).

Less Than 12 Months

Description of Securities

 Fair Value

Unrealized Losses

 Mortgage-backed securities

 $

 848

 $

 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.         LOANS

The composition of loans is summarized as follows (dollars in thousands)

December 31,

 2003

 2002

Commercial, financial and agricultural

  $

16,156

$

18,580

Real
estate - construction

14,828

5,341

Real
estate - mortgage

74,925

64,881

Consumer

10,887

11,035

Overdrafts

38

145

Total loans

116,834

99,982

Allowance
for loan losses

 (1,758)

 (1,426)

Loans, net

  $

115,076

$

98,556

Changes in the allowance for loan losses are as follows (dollars in thousands):

2003

2002

Balance,
beginning of year

$

1,426

$

1,073

   Provision
charged to operations

600

720

   Loans
charged off

(486)

(657)

Recoveries

218

290

Balance,
end of year

$

1,758

$

1,426

The following is a summary of information pertaining to impaired loans (dollars in thousands):

 As of and for the Years Ended December 31,

 2003

 2002

 Impaired loans without a valuation allowance

 $

 -

 $

 -

 Impaired loans with a valuation allowance

 596

 496

 Total impaired loans

 $

 596

 $

 496

 Valuation allowance related to impaired loans

 $

 117

 $

 89

 Average investment in impaired loans

 $

 451

 $

 334

 Interest income recognized on impaired loans

 $

 1

 $

 -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.         LOANS
(Continued)

Loans on nonaccrual status amounted to approximately $596,000 and $496,000 at December 31,
2003 and 2002, respectively.  Loans past due ninety days or more and still accruing interest amounted to $102,000 and $235,000 at December 31, 2003 and 2002, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2003 are as follows (dollars in thousands):

 Balance, beginning of year

 $

 1,829

 Advances

 2,832

 Repayments

 (2,878)

 Balance, end of year

 $

 1,783

NOTE 4.         PREMISES AND
EQUIPMENT

Premises and equipment are summarized as follows (dollars in thousands):

December 31

 2003

 2002

Land

$

953

$

331

Buildings

2,359

2,359

Furniture
and equipment

1,864

1,783

Construction in progress

53

      -

Total cost

5,229

4,473

Accumulated
depreciation

       (2,530)

       (2,286)

Net book value

$

2,699

$

2,187

 Leases

During 2003 the Company entered into two noncancelable operating lease agreements for purposes of erecting two drive-up ATMs.  Each lease has an initial lease term of five years with one five year renewal option.  Rental expense under both leases amounted to $1,200 for the year ended December 31, 2003.  There was no rental expense under operating leases during 2002.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

 2004

 $

 7,200

 2005

 7,200

 2006

 7,200

 2007

 7,200

 2008

 6,000

 $

 34,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.         DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31,
2003 and 2002 was $35,715,000 and $44,025,000, respectively.  The scheduled maturities of time deposits at December 31, 2003 are as follows (dollars in thousands):

 2004

$
58,731

 2005

7,117

 2006

1,729

 $

67,577

The Company had no brokered time deposits at December 31, 2003.

NOTE 6.       OTHER BORROWINGS

Other borrowings consist of the following (dollars in thousands):

December 31,

 2003

 2002

 Federal Home Loan Bank advance with interest and

      principal payable monthly through December 2008

      at a fixed interest rate of 5.48%.

 $

 424

 $

 439

 Note payable to Ford Motor Credit with principal payable

      through May 2008, 0% interest rate, secured by a

      bank-owned vehicle.

 18

 -

 $

 442

 $

 439

Contractual maturities of other borrowings as of December 31, 2003 are as follows (dollars
in thousands):

2004
$
19

2005

21

 2006

22

 2007

23

 2008

357

 $

442

The advance from the Federal Home Loan Bank is secured by certain qualifying loans of approximately $31,408,000.

The Company and the Bank have available unused lines of credit with various financial institutions totaling $23,575,000 at December 31, 2003.  There were no other advances outstanding at December 31, 2003 or
2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         EMPLOYEE BENEFIT
PLANS

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements.  The contributions expensed were approximately $38,000 and $27,000 for the years ended December 31, 2003 and 2002, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan providing for death and retirement benefits for certain directors.  The estimated amounts to be paid under the compensation plan have been partially funded through the purchase of either life insurance policies or annuities contracts on the participating directors.  Accrued deferred compensation of $232,600 and $70,000 is included in other liabilities as of December 31, 2003 and 2002, respectively.  Cash surrender values of $236,900 and $75,000 on the insurance policies is included in other assets at December 31, 2003 and 2002, respectively.

NOTE 8.         STOCK-BASED
COMPENSATION

The Company has a nonqualified stock option plan reserving 18,000 shares of common stock for the granting of options to officers and key employees.  Option prices reflect the fair market value of the Company’s common stock on the dates the options are granted.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

Other pertinent information related to the options is as follows:

2003

2002

Weighted
- Average

Weighted- Average

 Shares

 Exercise Price

 Shares

 Exercise Price

Outstanding at beginning of
year

      6,000

  $  15.27

18,000

  $

      15.27

Granted

-

-

-

-

Exercised

-

-

-

-

Terminated

-

-

   (12,000)

-

Outstanding at end of year

  6,000

$
15.27

6,000

  $   15.27

Options exercisable at year-end

6,000

  $  15.27

6,000

  $   15.27

Weighted-average fair value of options

granted during the year

 $         -

  $          -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.         STOCK-BASED COMPENSATION
(Continued)

Information pertaining to options outstanding at December 31, 2003 is as follows:

 Options Outstanding

 Options Exercisable

 Exercise Price

 Number Outstanding

 Weighted- Average Remaining Contractual Life

 Weighted- Average Exercise Price

 Number Exercisable

 Weighted- Average Exercise Price

 $15.27

 6,000

 4.0 years

 $

 15.27

 6,000

   $

 15.27

NOTE 9.         INCOME TAXES

The components of income tax expense are as follows (dollars in thousands):

 Years Ended December 31,

 2003

 2002

 Current

 $

 962

 $

 1,025

 Deferred

 (220)

 (67)

 $

 742

 $

 958

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows (dollars in thousands):

 Years Ended December 31,

 2003

 2002

 Tax provision at statutory federal rate

 $

 817

 $

 825

    Tax-exempt income

 (14)

 (18)

    State income taxes

 69

 61

    Other

 (130)

 90

 Income tax expense

 $

 742

 $

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.         INCOME TAXES
(Continued)

The components of deferred income taxes are as follows (dollars in thousands):

 Years Ended December 31,

 2003

 2002

 Deferred tax assets:

      Loan loss reserves

 $

 553

 $

 328

      Deferred compensation

 87

 81

      Nonaccrual interest

 18

 19

 658

 428

 Deferred tax liabilities:

      Depreciation

 151

 141

      Securities available for sale

 138

 220

 289

 361

 Net deferred tax assets

 $

 369

 $

 67

NOTE 10.       EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

 Years Ended December 31,

 2003

 2003

 Net income

 $

 1,661,000

 $

 1,467,000

 Weighted average number of

    common shares outstanding

 362,600

 362,600

 Effect of dilutive options

 3,455

 3,382

 Weighted average number of common

    shares outstanding used to calculate

    dilutive earnings per share

 366,055

 365,982

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.       COMMITMENTS AND
CONTINGENCIES

 Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.  The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of
those instruments.   The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the Company's commitments is as follows (dollars in thousands):

 December 31,

 2003

 2002

 Commitments to extend credit

 $

 13,838

 $

 10,764

 Financial standby letters of credit

 491

 855

 $

 14,329

 $

 11,619

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral held varies as specified above and is required in instances which the Company deems necessary.

At December 31, 2003 and 2002, the carrying amount of liabilities related to the
Company’s obligation to perform under standby letters of credit was insignificant.  The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2003 and 2002.

At December 31, 2003 and 2002, the Company had guaranteed the debt of certain customers’ liabilities at another financial institution totaling $35,000 and $13,000, respectively.  These guarantees represent the available credit line of those certain Bank customers.  The Company has not been required to perform on any of these guarantees for the years ended December 31, 2003 and 2002.  Credit card commitments are unsecured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.       COMMITMENTS AND CONTINGENCIES
(Continued)

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

NOTE 12.       CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, commercial real estate, residential real estate, construction and development and consumer loans to customers in Bulloch and surrounding counties.  The ability of the majority of the Company’s customers to honor their contractual obligations is dependent on the local economy.

76.8% percent of the Company's loan portfolio is concentrated in loans secured by real estate in the Company's primary market area.  Accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in the Company's market areas.  The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, or approximately $2,000,000.

The Bank has a concentration of funds on deposit at The Bankers Bank at December 31, 2003 and 2002 as follows (dollars in thousands).

Concentration over insured limits (dollars in thousands):

 2003

 2002

 Noninterest-bearing accounts

 $

 3,677

 $

 2,499

 Federal funds sold

 58

 13,225

 $

 3,735

 $

 15,724

NOTE 13.       REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2003, approximately $873,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.       REGULATORY MATTERS
(Continued)

Quantitative measures established by regulation to ensure capital adequacy require the
Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined and of
Tier I capital to average assets.  Management believes, as of December 31, 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance
Corporation categorized Farmers & Merchants Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company and Bank’s actual capital amounts and ratios are presented in the following table.

 To Be Well

 For Capital

 Capitalized Under

 Adequacy

 Prompt Corrective

 Actual

 Purposes

 Action Provisions

 Amount

 Ratio

 Amount

 Ratio

 Amount

 Ratio

 (Dollars in Thousands)

 As of December 31, 2003:

 Total Capital to Risk Weighted Assets:

      Consolidated

 $

 12,878

 11.9%

 $

 8,690

 8.0%

 N/A

 N/A

      Farmers & Merchants Bank

 $

 12,806

 11.8%

 $

 8,685

 8.0%

 $

 10,856

 10.0%

 Tier I Capital to Risk Weighted Assets:

      Consolidated

 $

 11,516

 10.6%

 $

 4,345

 4.0%

 N/A

 N/A

      Farmers & Merchants Bank

 $

 11,444

 10.5%

 $

 4,342

 4.0%

 $

 6,514

 6.0%

 Tier I Capital to Average Assets:

      Consolidated

 $

 11,516

 8.2%

 $

 5,607

 4.0%

 N/A

 N/A

      Farmers & Merchants Bank

 $

 11,444

 8.2%

 $

 5,605

 4.0%

 $

 7,006

 5.0%

 As of December 31, 2002:

 Total Capital to Risk Weighted Assets:

      Consolidated

 $

 11,292

 11.3%

 $

 8,028

 8.0%

 N/A

 N/A

      Farmers & Merchants Bank

 $

 11,220

 11.2%

 $

 8,022

 8.0%

 $

 10,028

 10.0%

 Tier I Capital to Risk Weighted Assets:

      Consolidated

 $

 10,036

 10.0%

 $

 4,014

 4.0%

 N/A

 N/A

      Farmers & Merchants Bank

 $

 9,964

 9.9%

 $

 4,010

 4.0%

 $

 6,017

 6.0%

 Tier I Capital to Average Assets:

      Consolidated

 $

 10,036

 7.3%

 $

 5,492

 4.0%

 N/A

 N/A

      Farmers & Merchants Bank

 $

 9,964

 7.2%

 $

 5,491

 4.0%

 $

 6,864

 5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.       FAIR VALUE OF FINANCIAL
INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques.  These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Due From Banks, Interest-Bearing Deposits at Other Financial Institutions and
Federal Funds Sold:  The carrying amount of cash, due from banks, interest-bearing deposits at other financial institutions and federal funds sold approximates fair value.

Securities:  Fair value of
securities is based on available quoted market prices.  The carrying amount of equity securities with no readily determinable fair value approximates fair value.

Loans:  The carrying amount of
variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value.  The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

Deposits:  The carrying amount of
demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value.  The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Other Borrowings:  The carrying
amount of variable rate borrowings approximate fair value.  The fair value of  fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

Accrued Interest:  The carrying
amount of accrued interest approximates their fair value.

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.  The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.       FAIR VALUE OF FINANCIAL INSTRUMENTS
(Continued)

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

 December 31, 2003

 December 31, 2002

 Carrying Amount

 Fair Value

 Carrying Amount

 Fair Value

 (Dollars in Thousands)

 Financial assets:

    Cash, due from banks, interest-

        bearing deposits at other financial

        institutions and federal funds sold

 $

 5,306

 $

 5,306

 $

 17,216

 $

 17,216

    Securities

 15,725

 15,725

 20,025

 20,025

    Loans

 115,076

 118,700

 98,556

 101,187

    Accrued interest receivable

 1,038

 1,038

 1,157

 1,157

 Financial liabilities:

   Deposits

 127,822

 128,417

 128,142

 129,322

    Other borrowings

 442

 483

 439

 496

    Accrued interest payable

 188

 188

 289

 289

NOTE 15.       PARENT COMPANY FINANCIAL
INFORMATION

The following information presents the condensed balance sheets as of December 31, 2003 and 2002 and statements of income and cash flows of FMB Equibanc, Inc. for the periods ended December 31, 2003 and 2002 (dollars in thousands).

 CONDENSED BALANCE SHEETS

 2003

 2002

 Assets

   Cash

 $

 37

 $

 3

   Investment in subsidiary

 11,652

 10,294

   Other assets

 60

 69

       Total assets

 $

 11,749

 $

 10,366

 Accounts payable

 $

 25

 $

 -

 Stockholders’ equity

 11,724

 10,366

       Total liabilities and stockholders’ equity

 $

 11,749

 $

 10,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.       PARENT COMPANY FINANCIAL INFORMATION
(Continued)

 CONDENSED STATEMENTS OF INCOsME

 2003

 2002

 Income

 Dividends from subsidiary

 $

 266

 $

 284

 Expenses, other

 145

 50

        Income before income tax benefit and
equity

            in undistributed income of
subsidiary

 121

 234

 Income tax benefit

 60

 20

        Income before equity in undistributed
income

           of subsidiary

 181

 254

 Equity in undistributed income of subsidiary

 1,480

 1,213

          Net income

 $

 1,661

 $

 1,467

CONDENSED STATEMENTS OF CASH FLOWS

 2003

 2002

 OPERATING ACTIVITIES

      Net income

 $

 1,661

 $

 1,467

      Adjustments to reconcile net income to net

           cash provided by operating activities:

           Undistributed income of subsidiary

 (1,480)

 (1,213)

           Other operating activities

 34

 (70)

                     Net cash provided by operating activities

 215

 184

 FINANCING ACTIVITIES

      Dividends paid

 (181)

 (181)

                     Net cash used in financing activities

 (181)

 (181)

 Net increase in cash

 34

 3

 Cash at beginning of period

 3

 -

 Cash at end of year

 $

 37

 $

 3