Form 10QSB
period 2004-03-31
FMB EQUIBANC INC
filed 2004-05-14
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004.

( )	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ______________

 Commission File No. 000-32399

FMB EQUIBANC, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Georgia (State of Incorporation)	58-2582553 (I.R.S. Employer Identification Number)
201 North Main Street Statesboro, Georgia (Address of Principal Executive Offices)	30458 (Zip Code)

 (912) 489-2600
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    (X)     No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Shares Outstanding at March 31, 2004
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    (   )       No (X)

FMB EQUIBANC, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2004

Item

PART I – FINANCIAL INFORMATION
Page
1. Financial Statements
Consolidated balance sheets	2
Consolidated statements of income and comprehensive income	3
Consolidated statements of cash flows	4
Notes to consolidated financial statements	5

2. Management’s Discussion and Analysis or Plan of Operation	6

3. Controls and Procedures	12

PART II – OTHER INFORMATION

6. Exhibits and Reports on Form 8-K	12

Signature	13

Exhibits	14

FMB EQUIBANC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
Assets	2004	2003

Cash and due from banks	$3,703	$5,221
Interest-bearing deposits at other financial institutions	36	27
Federal funds sold	5,217	58
Securities available for sale	14,808	15,317
Restricted equity securities, at cost	520	408

Loans	121,196	116,834
Less allowance for loan losses	1,847	1,758
Loans, net	119,349	115,076

Premises and equipment, net	2,706	2,699
Other real estate owned	129	-
Other assets	1,805	1,810

Total assets	$148,273	$140,616

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$24,097	$22,576
Interest-bearing	106,876	105,246
Total deposits	130,973	127,822

Other borrowings	4,438	442
Other liabilities	714	628
Total liabilities	136,125	128,892

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	8,483	8,078
Accumulated other comprehensive income	227	208
Total stockholders' equity	12,148	11,724

Total liabilities and stockholders' equity	$148,273	$140,616

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2004	2003
Interest income:
Loans, including fees	$1,778	$1,662
Securities:
Taxable	124	192
Nontaxable	11	11
Federal funds sold	8	23
Interest-bearing deposits at other financial institutions	-	20
Total interest income	1,921	1,908

Interest expense:
Deposits	424	726
Other borrowings	11	6
Total interest expense	435	732

Net interest income	1,486	1,176
Provision for loan losses	165	150
Net interest income after provision for loan losses	1,321	1,026

Other income:
Service charges on deposit accounts	256	242
Mortgage origination fees	138	45
Other service charges, commissions and fees	47	44
Other operating income	3	26

Total other income	444	357

Other expense:
Salaries and employee benefits	541	449
Occupancy and equipment expense	122	115
Other operating expenses	395	323
Total other expenses	1,058	887

Income before income taxes	707	496

Income tax expense	257	197

Net income	$450	$299

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	19	(57)

Comprehensive Income	$469	$242

Basic earnings per share	$1.24	$0.82

Diluted earnings per share	$1.23	0.82
See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in Thousands)
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$450	$299
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	66	60
Provision for loan losses	165	150
Decrease in interest receivable	21	144
Increase in interest payable	(23)	10
Other operating activities, net	123	88

Net cash provided by operating activities	802	751

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(9)	(9,010)
Purchases of securities available for sale	(112)	(41)
Proceeds from maturities of securities available for sale	488	3,167
Net (increase) decrease in federal funds sold	(5,159)	4,398
Net increase in loans	(4,567)	(4,863)
Purchase of premises and equipment	(63)	(12)

Net cash used in investing activities	(9,422)	(6,361)

FINANCING ACTIVITIES
Net increase in deposits	3,151	6,038
Principal repayments on other borrowings	(1)	(4)
Proceeds from other borrowings	3,997	-
Dividends paid	(45)	(45)

Net cash provided by financing activities	7,102	5,989

Net increase (decrease) in cash and due from banks	(1,518)	379

Cash and due from banks at beginning of year	5,221	3,991

Cash and due from banks at end of year	$3,703	$4,370

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$458	$722

Income taxes	$-	$12

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$129	$-

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
The consolidated financial statements of FMB Equibanc, Inc. (the “Company”) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of the results for the interim period reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to accounting principles generally accepted in the United States of America for interim financial statements, including applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.
The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto and the Independent Auditors’ Report included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
2.	ACCOUNTING POLICIES
Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10- KSB for the year ended December 31, 2003. The Company has followed those policies in preparing this report.
3.	COMMON STOCK
The par value of the Company’s common stock is $1 per share, and 10,000,000 shares are authorized. The Company’s wholly-owned bank subsidiary may pay dividends to the Company in any year up to 50% of the previous year’s net income, or $1,746,000 in 2003, without the approval of the Georgia Department of Banking and Finance.
4.	EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of commons shares outstanding and potential common shares. Potential common shares consist of stock options.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

FMB EQUIBANC, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE
THREE MONTHS ENDED MARCH 31, 2004

This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (“the Company”) and its wholly-owned subsidiary, Farmers & Merchants Bank (the “Bank”). Since the Company has no subsidiaries other than the Bank and no activities other than those of the Bank, the following narrative refers to the operations of the Bank.

For a discussion of the Company’s critical accounting policies, reference is made to Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003. There have been no changes in the critical accounting policies since December 31, 2003.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB of the Company contains forward-looking statements in addition to historical information.  The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company is required to note the variety of important factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company’s markets; the Company’s pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of the Company’s financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB.  The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify such forward-looking statements.

Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company.  Any such statement speaks only as of the date of the statement was made.  The Company undertakes no obligation to update or revise any forward-looking statements.  Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Company’s filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

The Company functions as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $4,362,000 or 3.7% since December 31, 2003. Investment securities have decreased $509,000 or 3.3% while the total of federal funds sold and interest-bearing deposits in other banks have increased $5,168,000 or 6,080.0% since year-end.

Total assets have increased $7,657,000 or 5.4% since year-end, while deposits have increased $3,151,000 or 2.5% . Demand deposits have increased $1,521,000 or 6.7% while interest-bearing deposits have increased $1,630,000 or 1.5% .

Allowance for Loan Losses

The Bank’s allowance for loan losses was $1,847,000 at March 31, 2004, compared to $1,758,000 at December 31, 2003. The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregate our loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2004 were considered satisfactory. At that date, cash and due from banks totaled $3,703,000, a decrease of $1,518,000 from December 31, 2003. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the three months ended March 31, 2004, we increased our capital by retaining net earnings of $405,000 after payment of dividends. After recording an increase in capital of $19,000 for unrealized gains on securities available for sale, net of taxes, total capital increased $424,000 during the first three months of 2004. At March 31, 2004, total capital of the Company amounted to $12,148,000.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies. The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under accounting principles generally accepted in the United States of America less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Bank’s capital ratios and the required minimums at March 31, 2004 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.43%
Tier 1 Capital to risk adjusted assets	4.00%	10.18%
Tier 1 leverage ratio (to average assets)	4.00%	8.15%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 8.2% at March 31, 2004 and 8.3% at December 31, 2003.

RESULTS OF OPERATIONS

The Company’s principal asset is the ownership of the Bank. Accordingly, our results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, such as loans and investments, less the interest expense incurred on interest-bearing liabilities, such as customer deposits and borrowed funds. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Bank is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts, other fees and origination of mortgage loans. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

The Company’s consolidated net income for the three months ended March 31, 2004 was $450,000 (basic earnings per share of $1.24) compared to net income of $299,000 (basic earnings per share of $0.82) for the three months ended March 31, 2003, representing an increase of $151,000 or 50.5% .

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $310,000 or 26.4% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is primarily a result of a decrease in interest expense of $297,000 or 40.6% as compared with the three months ended March 31, 2003, as well as a nominal increase in interest income of $13,000 or 0.7% as compared with the three months ended March 31, 2003.

Interest Income

Total interest income increased $13,000 or 0.7% in the first three months of 2004 as compared to the first three months of 2003. Interest on loans increased $116,000 or 7.0% in the first three months of 2004 as compared to the first three months of 2003, as a result of an increase in the year-to-date average balance of loans outstanding of approximately $17,000,000 offset by a decrease in yield on the loan portfolio from 6.6% through March 31, 2003 to 6.0% through March 31, 2004. Interest on investments decreased $68,000 or 33.5% in the first three months of 2004 as compared to the first three months of 2003, primarily as a result of a decrease in yield on the portfolio from 4.3% to 3.5% as well as a decrease in the average balance of the investment portfolio of approximately $3,718,000. During the first three months of 2004, total interest on federal funds sold and interest-bearing deposits in other banks decreased $35,000, from $43,000 during the first three months of 2003 to $8,000 during the first three months of 2004. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total decrease in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an approximate $11,600,000 decrease in the year-to-date average balance of these investments as well as a decrease in the yield on the investment from 1.2% during the first quarter of 2003 to approximately 0.90% during the first quarter of 2004.

Interest Expense

Total interest expense for the first three months of 2004 decreased $297,000 or 40.6% from the first three months of 2003. Interest on deposits decreased $302,000 or 41.6% during the first three months of 2004 as compared to the first three months of 2003. This decrease is attributable to a decrease of approximately $4,331,000 in the average balance of interest-bearing deposits during the first three months of 2004 as compared to the first three months of 2003 as well as a decrease in the cost of these deposits to 1.6% during the first three months of 2004 from 2.7% during the first three months of 2003.  Interest on total borrowed funds increased $5,000 from the first three months of 2003 to the first three months of 2004, as a result of an increase in the average balance of borrowed funds of approximately $1,600,000 from the first three months of 2003 to the first three months of 2004.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $165,000 and $150,000 during the three months ended March 31, 2004 and 2003, respectively, an increase of $15,000. At March 31, 2004 the allowance for loan losses was 1.52% of outstanding loans. Charge-offs, net of recoveries, for the three months ended March 31, 2004 amounted to $74,000 as compared to $29,000 for the three months ended March 31, 2003.

Nonperforming loans were $712,000 at March 31, 2004 and $698,000 at December 31, 2003. Nonperforming loans consist of $622,000 and $596,000 in nonaccrual loans, respectively, and $90,000 and $102,000 in loans past due over 90 days and still accruing interest, respectively, at March 31, 2004 and December 31, 2003.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended March 31, 2004 and 2003.

	Three months ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Service charges on deposit accounts	$256	$242
Mortgage origination fees	138	45
Other service charges, commissions and fees	47	44
Other operating income	3	26
	$444	$357

Total noninterest income increased $87,000 or 24.4% during the first three months of 2004 from the first three months of 2003. This increase is reflected in an increase of $93,000 in mortgage origination fees. During the second quarter of 2003, the mortgage origination staff was expanded and the result is the volume of loans closed and fees earned increased from the first three months of 2003 to the first three months of 2004.

Following is a comparison of noninterest expense for the three months ended March 31, 2004 and 2003.

	Three months ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Salaries and employee benefits	$541	$449
Equipment and occupancy	122	115
Other expense	395	323
	$1,058	$887

Noninterest expense increased $171,000 or 19.3% in the first three months of 2004 as compared to the first three months of 2003. This increase is comprised of an increase in salaries and employee benefits of $92,000, in occupancy and equipment expense of $7,000 and in other expense of $72,000. The increase in Salary and Employee Benefits is primarily the result of the compensation package for the mortgage origination officers. However, this increase also reflects typical salary increases for existing employees. The increase in other expense is primarily attributable to small increases in most all other expense line items.

Income Taxes

Income taxes for the three months ended March 31, 2004 increased $60,000 or 30.5% from those at March 31, 2003. This increase is the result of an increase in taxable income of the Company.

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1	Certification of the Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Secretary, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K:
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC. (Registrant)

DATE: May 10, 2004	By: /s/ Charles R. Nessmith_____ Charles R. Nessmith President and Chief Executive Officer

DATE: May 10, 2004	By: /s/ Dwayne E. Rocker Dwayne E. Rocker Secretary