Form 10QSB
period 2004-06-30
FMB EQUIBANC INC
filed 2004-08-16
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004.

( )	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ______________

 Commission File No. 000-32399

FMB EQUIBANC, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Georgia (State of Incorporation)	58-2582553 (I.R.S. Employer Identification Number)
201 North Main Street Statesboro, Georgia (Address of Principal Executive Offices)	30458 (Zip Code)

 (912) 489-2600
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    (X)     No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Shares Outstanding at August 10, 2004
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    (   )       No (X)

FMB EQUIBANC, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2004

Item

PART I – FINANCIAL INFORMATION
Page
1. Financial Statements
Consolidated balance sheets	2
Consolidated statements of income and comprehensive income	3
Consolidated statements of cash flows	5
Notes to consolidated financial statements	6

2. Management’s Discussion and Analysis or Plan of Operation	7

3. Controls and Procedures	17

PART II – OTHER INFORMATION

4. Submission of matters to a vote of security holders	17
6. Exhibits and Reports on Form 8-K	18

Signature	19

Exhibits	20

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
Assets	2004	2003

Cash and due from banks	$4,315	$5,221
Interest-bearing deposits at other financial institutions	42	27
Federal funds sold	7,891	58
Securities available for sale	9,578	15,317
Restricted equity securities, at cost	520	408

Loans	128,443	116,834
Less allowance for loan losses	2,023	1,758
Loans, net	126,420	115,076

Premises and equipment, net	2,763	2,699
Other real estate owned	129	-
Other assets	2,006	1,810

Total assets	$153,664	$140,616

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$23,381	$22,576
Interest-bearing	108,823	105,246
Total deposits	132,204	127,822

Other borrowings	8,433	442
Other liabilities	605	628
Total liabilities	141,242	128,892

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	8,898	8,078
Accumulated other comprehensive income	86	208
Total stockholders' equity	12,422	11,724

Total liabilities and stockholders' equity	$153,664	$140,616

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2004	2003
Interest income:
Loans, including fees	$1,835	$1,771
Securities:
Taxable	131	183
Nontaxable	11	12
Federal funds sold	10	11
Interest-bearing deposits at other financial institutions	-	7
Total interest income	1,987	1,984

Interest expense:
Deposits	427	639
Other borrowings	31	6
Total interest expense	458	645

Net interest income	1,529	1,339
Provision for loan losses	165	150
Net interest income after provision for loan losses	1,364	1,189

Other income:
Service charges on deposit accounts	286	243
Mortgage origination fees	148	153
Other service charges, commissions and fees	45	33
Other operating income	3	-

Total other income	482	429

Other expense:
Salaries and employee benefits	562	475
Occupancy and equipment expense	129	118
Other operating expenses	419	376
Loss on sale of securities available for sale	12	-
Total other expenses	1,122	969

Income before income taxes	724	649

Income tax expense	263	224

Net income	$461	$425

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	(153)	40
Reclassification adjustment for losses realized in net income, net of tax	12	-

Comprehensive Income	$320	$465

Basic earnings per share	$1.27	$1.17

Diluted earnings per share	$1.26	1.16
See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2004	2003
Interest income:
Loans, including fees	$3,613	$3,434
Securities:
Taxable	255	375
Nontaxable	22	23
Federal funds sold	18	34
Interest-bearing deposits at other financial institutions	-	26
Total interest income	3,908	3,892

Interest expense:
Deposits	851	1,365
Other borrowings	42	12
Total interest expense	893	1,377

Net interest income	3,015	2,515
Provision for loan losses	330	300
Net interest income after provision for loan losses	2,685	2,215

Other income:
Service charges on deposit accounts	542	485
Mortgage origination fees	286	197
Other service charges, commissions and fees	92	78
Other operating income	6	24

Total other income	926	784

Other expense:
Salaries and employee benefits	1,103	925
Occupancy and equipment expense	251	233
Other operating expenses	814	696
Loss on sale of securities available for sale	12	-
Total other expenses	2,180	1,854

Income before income taxes	1,431	1,145

Income tax expense	520	422

Net income	$911	$723

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	(134)	(16)
Reclassification adjustment for losses realized in net income, net of tax	12	-

Comprehensive Income	$789	$707

Basic earnings per share	$2.51	$2.00

Diluted earnings per share	$2.49	1.98
See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in Thousands)
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$911	$724
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	133	121
Provision for loan losses	330	300
(Gain) loss on sales of securities available for sale	12	-
(Increase) decrease in interest receivable	(48)	10
Decrease in interest payable	(9)	(31)
Other operating activities, net	8	31

Net cash provided by operating activities	1,337	1,155

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(15)	(40)
Purchases of securities available for sale	(4,093)	(4,101)
Proceeds from maturities of securities available for sale	5,346	4,725
Proceeds from sales of securities available for sale	4,071	-
Net (increase) decrease in federal funds sold	(7,833)	12,345
Net increase in loans	(11,804)	(12,732)
Purchase of premises and equipment	(197)	(50)

Net cash used in investing activities	(14,525)	147

FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,382	(888)
Principal repayments on other borrowings	(2)	(7)
Proceeds from other borrowings	7,993	20
Dividends paid	(91)	(91)

Net cash provided by financing activities	12,282	(966)

Net increase (decrease) in cash and due from banks	(906)	336

Cash and due from banks at beginning of year	5,221	3,991

Cash and due from banks at end of year	$4,315	$4,327

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$902	$1,408

Income taxes	$540	$464

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$129	$-

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

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

2.      ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  The Company has followed those policies in preparing this report.

3.       COMMON STOCK

The par value of the Company’s common stock is $1 per share, and 10,000,000 shares are authorized.  The Company’s wholly-owned bank subsidiary may pay dividends to the Company up to 50% of its 2003 net income of $1,746,000 without the approval of the Georgia Department of Banking and Finance.

4.       EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares.  Potential common shares consist of stock options.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net Income	$461,000	$425,000	$911,000	$723,000

Weighted average number of common
shares outstanding	362,600	362,600	362,600	362,600
Effect of dilutive options	3,455	3,382	3,455	3,382

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,055	365,982	366,055	365,982

ITEM 2.    Management’s Discussion and Analysis or Plan of Operation

FMB EQUIBANC, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE
SIX MONTHS ENDED JUNE 30, 2004

            This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (“the Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc.  FMB Properties, Inc. was formed during 2004 as a real estate holding entity to acquire, hold and sell properties as a result of loan foreclosures of the Bank.  The only activity reflected in FMB Properties, Inc. since its inception is the acquisition of one parcel of real estate reflected on the financial statements at $129,000.  Therefore, the narrative that follows refers to the operations of the Bank.

            For a discussion of the Company’s critical accounting policies, reference is made to Management’s Discussion and Analysis or Plan of Operation of the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.  There have been no material changes in the critical accounting policies since December 31, 2003.

FINANCIAL CONDITION

            The Company functions as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds.  The Company’s primary use of funds historically comes from loan demand.  Loans outstanding have increased $11,804,000 or 10.1% since December 31, 2003.  Investment securities have decreased $5,739,000 or 37.5% while the total of federal funds sold and interest-bearing deposits in other banks have increased $7,848,000 from $85,000 at December 31, 2003.

            Total assets have increased $13,048,000 or 9.3% since year-end, while deposits have increased $4,382,000 or 3.4%.  Demand deposits have increased $805,000 or 3.6% while interest-bearing deposits and borrowed funds have increased $3,577,000 or 3.4% and $7,991,000, respectively.

Allowance for Loan Losses

            The Bank’s allowance for loan losses was $2,023,000 at June 30, 2004, compared to $1,758,000 at December 31, 2003.  The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.  We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio.  In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregate our loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans.  Certain reviewed loans require specific allowances.  Allowances are provided for other types and classifications of loans based on anticipated loss rates.  Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required.  In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market.  Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

            We have developed a methodology for determining the adequacy of the loan loss reserve, which is reviewed monthly by the Board of Directors.  Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of home equity and personal lines of credit.  The risk rating schedule provides eight ratings of which four ratings are classified as pass ratings and four ratings are classified as criticized ratings.  Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve.  Many of the larger loans require an annual review by an independent loan officer.  As a result of loan reviews, certain loans may be assigned specific reserve allocations.  Other loans that surface as problem loans may also be assigned specific reserves.  Past due loans are assigned risk ratings based on the number of days past due.

Liquidity and Capital Resources

            Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company and the Bank to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments (principally federal funds sold) and loan repayments.  In addition, the Bank maintains relationships with correspondent banks which could provide funds to it on short notice, if needed.

            The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company’s Board of Directors, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2004 were considered satisfactory.  At that date, cash and due from banks totaled $4,315,000, a decrease of $906,000 from December 31, 2003.  The Company’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds.  The Company is aware of no events or trends likely to result in a material change in liquidity.

            During the six months ended June 30, 2004, operating activities provided cash of $1,337,000.  Investing activities used cash of $14,525,000, primarily in growth in loans and federal funds sold by $11,804,000 and $7,833,000, respectively, while securities activities provided cash of $5,324,000.  Financing activities provided cash of $12,282,000 by an increase in deposits of $4,382,000 and an increase in borrowings of $7,993,000.  The net result of these operating, investing and financing activities was the use of cash of $906,000.

            During the six months ended June 30, 2004, we increased our capital by retaining net earnings of $820,000 after payment of dividends.  After recording a decrease in capital of $122,000 for unrealized gains on securities available for sale, net of taxes, total capital increased $698,000 during the first six months of 2004.  At June 30, 2004, total capital of the Company amounted to $12,422,000.

            The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under accounting principles generally accepted in the United States of America less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at June 30, 2004 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.23%
Tier 1 Capital to risk adjusted assets	4.00%	9.98%
Tier 1 leverage ratio (to average assets)	4.00%	8.00%

            These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”).  The Company’s ratio of shareholder’s equity to total assets was 8.1% at June 30, 2004 and 8.3% at December 31, 2003.

RESULTS OF OPERATIONS

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

For the three months ended June 30, 2004:

            The Company’s consolidated net income for the three months ended June 30, 2004 was $461,000 (basic earnings per share of $1.27) compared to net income of $425,000 (basic earnings per share of $1.17) for the three months ended June 30, 2003, representing an increase of $36,000 or 8.5%.

            Further discussion of significant items affecting net income is discussed below.

Net Interest Income

            Net interest income increased $190,000 or 14.2% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  This increase is primarily a result of a decrease in interest expense of $187,000 or 29.0% as compared with the three months ended June 30, 2003, as well as an increase in interest income of $3,000 or 0.2% as compared with the three months ended June 30, 2003.

Interest Income

            Total interest income increased $3,000 or 0.2% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  Interest on loans increased $64,000 or 3.6% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, as a result of an increase in the quarterly average balance of loans outstanding of approximately $16,104,000 offset by a decrease in yield on the loan portfolio from 6.51% for the three months ended June 30, 2003 to 5.88% for the three months ended June 30, 2004.  Interest on investments decreased $53,000 or 27.2% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily as a result of a decrease in yield on the portfolio from 3.94% to 3.86% as well as a decrease in the average balance of the investment portfolio of approximately $5,087,000.  During the three months ended June 30, 2004, total interest on federal funds sold and interest-bearing deposits in other banks decreased $8,000, from $18,000 during the three months ended June 30, 2003 to $10,000 during the three months ended June 30, 2004.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total decrease in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of a decrease in the yield on these investments from 1.21% during the three months ended June 30, 2003 to approximately 0.91% during the three months ended June 30, 2004 as well as a decrease of   $1,092,000 in the quarterly average balance of these investments.  In comparing the overall average balance of earning assets for the three months ended June 30, 2003 to the three months ended June 30, 2004, the Bank has relatively more invested in loans rather than in investment securities, in order to earn a higher yield..  For the quarter ended June 30, 2003, average investment securities and average loans represented approximately 14% and 78%, respectively, of the quarterly average balance sheet, whereas for the quarter ended June 30, 2004, average investment securities and average loans represented approximately 10% and 83%, respectively, of the quarterly average balance sheet.

Interest Expense

            Total interest expense for the three months ended June 30, 2004 decreased $187,000 or 29.0% from the three months ended June 30, 2003.  Interest on deposits decreased $212,000 or 33.2% during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  This decrease is attributable primarily to a decrease in the cost of interest-bearing deposits from 2.39% during the three months ended June 30, 2003 to 1.60% during the three months ended June 30, 2004 as well as a decrease of approximately $137,000 in the average balance of interest-bearing deposits from the three months ended June 30, 2003 as compared to the three months ended June 30, 2004.  Interest on total borrowed funds increased $25,000 from the three months ended June 30, 2003 to the three months ended June 30, 2004 because of an increase in the average balance outstanding in other borrowed funds.  Prior to 2004, the Bank minimally utilized its line of credit with the Federal Home Loan Bank.  During 2004, however, it has utilized this line of credit to fund a portion of its balance sheet growth because of the lower rate of interest on borrowed funds as compared to the rate of interest necessary to pay in order to attract local market deposits.  The average balance of other borrowed funds for the three months ended June 30, 2004 of $7,600,000 is an increase of $7,156,000 from the average balance of $444,000 for the three months ended June 30, 2003.

Provision for Loan Losses

            The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate.  The provision for loan losses charged to earnings amounted to $165,000 and $150,000 during the three months ended June 30, 2004 and 2003, respectively, an increase of $15,000.  At June 30, 2004 the allowance for loan losses was 1.58% of outstanding loans.  The Bank experienced recoveries, net of charge-offs, of $11,000 for the three months ended June 30, 2004 as compared to recoveries, net of charge-offs, of $13,000 for the three months ended June 30, 2003.

            Nonperforming loans were $998,000 at June 30, 2004 and $698,000 at December 31, 2003.  Nonperforming loans consist of $979,000 and $596,000 in nonaccrual loans, respectively, and $19,000 and $102,000 in loans past due over 90 days and still accruing interest, respectively, at June 30, 2004 and December 31, 2003.

Noninterest Income and Expense

              Following is a comparison of noninterest income for the three months ended June 30, 2004 and 2003 (dollars in thousands).

	Three months ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Service charges on deposit accounts	$286	$243
Mortgage origination fees	148	153
Other service charges, commissions and fees	45	33
Other operating income	3	-
	$482	$429

            Total noninterest income increased $53,000 or 12.4% during the three months ended June 30, 2004 from the three months ended June 30, 2003.  This increase is reflected in an increase of $43,000 in service charges on deposit accounts.  Within these service charges, the Bank experienced an increase of $38,000 specifically in insufficient fund service charges for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  This increase can be attributed to one specific business account relationship.  Other service charges, commissions and fees increased $12,000 as a result of a change in the accounting procedures from the Bank’s third-party vendor on invoicing for ATM and debit card transactions.  Until August of 2003, the expense of the these transactions had been netted against the commission income due to the Bank for the transactions, but the vendor now remits the gross commission and invoices for the gross amount of the processing expense.

            Following is a comparison of noninterest expense for the three months ended June 30, 2004 and 2003 (dollars in thousands).

	Three months ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Salaries and employee benefits	$562	$447
Equipment and occupancy	129	118
Other expense	419	376
Loss on sale of securities available for sale	12	-
	$1,122	$969

            Noninterest expense increased $153,000 or 15.8% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  This increase is comprised of an increase in salary and employee benefits of $87,000, in occupancy and equipment expense of $11,000, in other expense of $43,000 and in realized losses on the sale of securities available for sale of $12,000.  The increase in salary and employee benefits is the result of several items.  Salaries have increased as a result of the addition of an Executive Vice President during the first quarter of 2004, the addition of a second mortgage officer (whose compensation is largely commission driven) during the second quarter of 2003, and typical salary increases for existing employees.  There were also increases in other areas such as group insurance premiums and employer-sponsored retirement plan contributions.  The increase in equipment and occupancy expense is the result of increases in depreciation expense on fixed assets placed in service since June 30, 2003, increases in rental expense for two locations obtained for the installation of two new drive-up ATMs, and increases in accruals for property taxes payable at the end of the year.  The increase in other expense is primarily attributable to an increase of $19,000 in advertising and public relations, an increase of $12,000 in electronic banking expense, and smaller increases in stationery and office supplies, accounting fees, and director fees.  The increase in advertising and public relations is the result of more aggressive advertising and business development efforts within the local market area.    The increase in electronic banking expense is the result of a change in the accounting procedures from the Bank’s third-party vendor on invoicing for ATM and debit card transactions.  Until August of 2003, the expense of the these transactions had been netted against the commission income due to the Bank for the transactions, but the vendor now remits the gross commission and invoices for the gross amount of the processing expense.  Stationery and office supplies, accounting fees and director fees all experienced nominal increases as well.  The realized loss of $12,000 on the sale of securities available for sale resulted from the sale of certain bonds in the investment portfolio during the three months ended June 30, 2004 that provided cash proceeds of $4,071,000.

Income Taxes

            Income taxes for the three months ended June 30, 2004 increased $39,000 or 17.4% from those at June 30, 2003.  This increase is the result of an increase in taxable income of the Company.

For the six months ended June 30, 2004:

            The Company’s consolidated net income for the six months ended June 30, 2004 was $911,000 (basic earnings per share of $2.51) compared to net income of $723,000 (basic earnings per share of $2.00) for the six months ended June 30, 2003, representing an increase of $188,000 or 26.0%.

            Further discussion of significant items affecting net income is discussed below.

Net Interest Income

            Net interest income increased $500,000 or 19.9% for the six months ended June 30,2004 compared to the six months ended June 30, 2003.  This increase is primarily a result of a decrease in interest expense of $484,000 or 35.1% as compared with the six months ended June 30, 2003, as well as an increase in interest income of $16,000 or 0.4% as compared with the six months ended June 30, 2003.

Interest Income

            Total interest income increased $16,000 or 0.4% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  Interest on loans increased $179,000 or 5.2% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, as a result of an increase in the year to date average balance of loans outstanding of approximately $16,549,000 offset by a decrease in yield on the loan portfolio from 6.57% for the six months ended June 30, 2003 to 5.94% for the six months ended June 30, 2004.  Interest on investments decreased $121,000 or 30.4% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, as a result of a decrease in yield on the portfolio from 4.11% to 3.67% as well as a decrease in the average balance of the investment portfolio of approximately $4,424,000.  During the six months ended June 30, 2004, total interest on federal funds sold and interest-bearing deposits in other banks decreased $42,000, from $60,000 during the six months ended June 30, 2003 to $18,000 during the six months ended June 30, 2004.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total decrease in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of a decrease in the yield on these investments from 1.17% during the six months ended June 30, 2003 to approximately 0.90% during the six months ended June 30, 2004 as well as a decrease of $6,323,000 in the year to date balance of these investments.  In comparing the overall average balance of earning assets for the six months ended June 30, 2003 to the six months ended June 30, 2004, the Bank has relatively more invested in loans rather than in investment securities, in order to earn a higher yield.  For the six months ended June 30, 2003, average investment securities and average loans represented approximately 14% and 75%, respectively, of the year to date average balance sheet, whereas for the six months ended June 30, 2004, average investment securities and average loans represented approximately 10% and 82%, respectively, of the year to date average balance sheet.

Interest Expense

            Total interest expense for the three months ended June 30, 2004 decreased $484,000 or 35.1% from the six months ended June 30, 2003.  Interest on deposits decreased $514,000 or 37.7% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  This decrease is attributable to a decrease in the cost of interest-bearing deposits from 2.53% during the six months ended June 30, 2003 to 1.62% during the six months ended June 30, 2004 as well as a decrease of approximately $2,226,000 in the average balance of interest-bearing deposits from the six months ended June 30, 2003 as compared to the six months ended June 30, 2004.  Interest on total borrowed funds increased $30,000 from the six months ended June 30, 2003 to the six months ended June 30, 2004 because of an increase in the average balance outstanding in other borrowed funds.  Prior to 2004, the Bank minimally utilized its line of credit with the Federal Home Loan Bank.  During 2004, however, it has utilized this line of credit to fund a portion of its balance sheet growth because of the lower rate of interest on borrowed funds as compared to the rate of interest necessary to pay in order to attract local market deposits.  The average balance of other borrowed funds for the six months ended June 30, 2004 of $4,833,000 is an increase of $4,392,000 from the average balance of $440,000 for the six months ended June 30, 2003.

Provision for Loan Losses

            The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate.  The provision for loan losses charged to earnings amounted to $330,000 and $300,000 during the six months ended June 30, 2004 and 2003, respectively, an increase of $30,000 or 10.0%.  At June 30, 2004 the allowance for loan losses was 1.58% of outstanding loans.  Charge-offs, net of recoveries, for the six months ended June 30, 2004 amounted to $63,000 as compared to $16,000 for the six months ended June 30, 2003.

            Nonperforming loans were $998,000 at June 30, 2004 and $698,000 at December 31, 2003.  Nonperforming loans consist of $979,000 and $596,000 in nonaccrual loans, respectively, and $19,000 and $102,000 in loans past due over 90 days and still accruing interest, respectively, at June 30, 2004 and December 31, 2003.

Noninterest Income and Expense

            Following is a comparison of noninterest income for the six months ended June 30, 2004 and 2003 (dollars in thousands).

	Six months ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Service charges on deposit accounts	$542	$485
Mortgage origination fees	286	197
Other service charges, commissions and fees	92	78
Other operating income	6	24
	$926	$784

            Total noninterest income increased $142,000 or 18.1% during the six months ended June 30, 2004 from the six months ended June 30, 2003.  This increase is reflected in an increase of $57,000 in service charges on deposit accounts.  This increase is reflected primarily in an increase in insufficient funds service charges of $46,000 and can be attributed primarily to one specific deposit relationship.  Mortgage origination fees increased $89,000 from the six months ended June 30, 2003 as compared to the six months ended June 30, 2004.  During the second quarter of 2003, the mortgage origination staff was expanded and has resulted in an increase in the volume of loans closed and in the fees earned from the six months ended June 30, 2003 to the six months ended June 30, 2004.  Other service charges, commissions and fees increased $14,000 as a result of a change in the accounting procedures from the Bank’s third-party vendor on invoicing for ATM and debit card transactions.  Until August of 2003, the expense of the these transactions had been netted against the commission income due to the Bank for the transactions, but the vendor now remits the gross commission and invoices for the gross amount of the processing expense.

            Following is a comparison of noninterest expense for the six months ended June 30, 2004 and 2003 (dollars in thousands).

	Six months ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Salaries and employee benefits	$1,103	$925
Equipment and occupancy	251	233
Other expense	814	696
Loss on sale of securities available for sale	12	-
	$2,180	$1,854

            Noninterest expense increased $326,000 or 17.6% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  This increase is comprised of an increase in salary and employee benefits of $178,000, in occupancy and equipment expense of $18,000, in other expense of $118,000 and in realized loss on the sale of securities available for sale of $12,000.  The increase in salary and employee benefits is the result of the addition of an Executive Vice President during the first quarter of 2004, the addition of a second mortgage officer (whose compensation is largely commission driven) during the second quarter of 2003, and typical salary increases for existing employees.  The increase in equipment and occupancy expense is the result of increases in depreciation expense of $12,000 on fixed assets placed in service since June 30, 2003, as well as nominal increases in accruals for property taxes payable at the end of the year.  The increase in other expense is primarily attributable to an increase of $35,000 in advertising and public relations, an increase of $28,000 in electronic banking expense, a $24,000 increase in audit and tax fees, a $10,000 increase in director fees and an $8,000 increase in office supplies.  The increase in advertising and public relations is the result of more aggressive advertising and business development efforts within the local market area.  The increase in electronic banking expense is the result of a change in the accounting procedures from the Bank’s third-party vendor on invoicing for ATM and debit card transactions.  Until August of 2003, the expense of the these transactions had been netted against the commission income due to the Bank for the transactions, but the vendor now remits the gross commission and invoices for the gross amount of the processing expense.  The increase in audit and tax fees is the result of charges incurred for reviews of the accounting treatment of the director deferred compensation agreements and out of pocket travel and meal costs associated with 2003 year end audit.  The increase in director fees is primarily the result of the addition of two new directors at the beginning of 2004 and more frequent meetings of some of the committees of the Board of Directors.    The realized loss of $12,000 on the sale of securities available for sale resulted from the sale of certain bonds in the investment portfolio during the six months ended June 30, 2004 that provided cash proceeds of $4,071,000.

 Income Taxes

            Income taxes for the six months ended June 30, 2004 increased $98,000 or 23.2% from those at June 30, 2003.  This increase is the result of an increase in taxable income of the Company.

ITEM 3.   CONTROLS AND PROCEDURES

            As required by SEC rules, our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held May 20, 2004.  Notice of the Annual Meeting was mailed on April 30, 2004 to each shareholder of record as of April 19, 2004.  At the Annual Meeting, the shareholders of the Company considered electing four members to the Board of Directors to serve three year terms expiring at the Annual Meeting of Shareholders in 2007 and one member to serve a two year term expiring at the Annual Meeting of Shareholders in 2006.

            At the Annual Meeting, Leonard H. Blount, Wendell Brannen, R. Earl Dabbs, and Dr. William B. Nessmith were elected as members of the Company’s Board of Directors to serve until the Annual Meeting of Shareholders in 2007 and Andrew C. Oliver was elected as a member of the Board of Directors to serve until the Annual Meeting of Shareholders in 2006 and until their successors are duly elected and qualified, or until their earlier death, resignation, incapacity to serve or removal from office.  The results of the voting were as follows:

Name	For	Against	Abstain
Leonard H. Blount	210,623	-	21,994
Wendell Brannen	232,617	-	-
R. Earl Dabb	227,617	-	5,000
Dr. William B. Nessmith	232,617	-	-
Andrew C. Oliver	232,617	-	-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	31.1	Rule 13a-15(a)/15d-15(a) Certification of Chief Executive Officer
	31.2	Rule 13a-15(a)/15d-15(a) Certification of Chief Financial Officer
	32.1	Certification of the Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Secretary, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K:
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC. (Registrant)

DATE: August 10, 2004	By: /s/ Charles R. Nessmith_____ Charles R. Nessmith President and Chief Executive Officer

DATE: August 10, 2004	By: /s/ Dwayne E. Rocker Dwayne E. Rocker Secretary