Form 10QSB
period 2004-09-30
FMB EQUIBANC INC
filed 2004-11-12
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

( )	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ______________

 Commission File No. 000-32399

FMB EQUIBANC, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Georgia (State of Incorporation)	58-2582553 (I.R.S. Employer Identification Number)
201 North Main Street Statesboro, Georgia (Address of Principal Executive Offices)	30458 (Zip Code)

 (912) 489-2600
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    (X)     No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Shares Outstanding at November 10, 2004
Common Stock, $1.00 par value	362,600

 Transitional Small Business Disclosure Format (check one):

Yes    (   )       No (X)

FMB EQUIBANC, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Item

PART I – FINANCIAL INFORMATION
Page
1. Financial Statements
Consolidated balance sheets	2
Consolidated statements of income and comprehensive income	3
Consolidated statements of cash flows	5
Notes to consolidated financial statements	6

2. Management’s Discussion and Analysis or Plan of Operation	8

3. Controls and Procedures	18

PART II – OTHER INFORMATION

6. Exhibits and Reports on Form 8-K	18

Signature	19

Exhibits	20

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
Assets	2004	2003

Cash and due from banks	$4,283	$5,221
Interest-bearing deposits at other financial institutions	138	27
Federal funds sold	9,081	58
Securities available for sale	8,353	15,317
Restricted equity securities, at cost	520	408

Loans	134,306	116,834
Less allowance for loan losses	2,152	1,758
Loans, net	132,154	115,076

Premises and equipment, net	2,803	2,699
Other real estate owned	129	-
Other assets	2,104	1,810

Total assets	$159,565	$140,616

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$24,121	$22,576
Interest-bearing	112,374	105,246
Total deposits	136,495	127,822

Other borrowings	9,428	442
Other liabilities	708	628
Total liabilities	146,631	128,892

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	9,370	8,078
Accumulated other comprehensive income	126	208
Total stockholders' equity	12,934	11,724

Total liabilities and stockholders' equity	$159,565	$140,616

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2004	2003
Interest income:
Loans, including fees	$2,016	$1,807
Securities:
Taxable	95	147
Nontaxable	11	11
Federal funds sold	27	4
Total interest income	2,149	1,969

Interest expense:
Deposits	487	572
Other borrowings	45	6
Total interest expense	532	578

Net interest income	1,617	1,391
Provision for loan losses	135	150
Net interest income after provision for loan losses	1,482	1,241

Other income:
Service charges on deposit accounts	261	260
Mortgage origination fees	155	215
Other service charges, commissions and fees	41	35
Other operating income	14	4

Total other income	471	514

Other expense:
Salaries and employee benefits	590	573
Occupancy and equipment expense	133	121
Other operating expenses	416	421
Total other expenses	1,139	1,115

Income before income taxes	814	640

Income tax expense	297	221

Net income	$517	$419

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	40	(87)

Comprehensive Income	$557	$332

Basic earnings per share	$1.43	$1.15

Diluted earnings per share	$1.41	1.14
See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2004	2003
Interest income:
Loans, including fees	$5,629	$5,241
Securities:
Taxable	349	522
Nontaxable	34	34
Federal funds sold	45	38
Interest-bearing deposits at other financial institutions	-	27
Total interest income	6,057	5,862

Interest expense:
Deposits	1,338	1,937
Other borrowings	87	18
Total interest expense	1,425	1,955

Net interest income	4,632	3,907
Provision for loan losses	465	450
Net interest income after provision for loan losses	4,167	3,457

Other income:
Service charges on deposit accounts	802	744
Mortgage origination fees	441	413
Other service charges, commissions and fees	133	105
Other operating income	21	36
Loss on sales of securities available for sale	(12)	-

Total other income	1,385	1,298

Other expense:
Salaries and employee benefits	1,693	1,498
Occupancy and equipment expense	384	354
Other operating expenses	1,230	1,117
Total other expenses	3,307	2,969

Income before income taxes	2,245	1,786

Income tax expense	817	643

Net income	$1,428	$1,143

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	(82)	(103)
Reclassification adjustment for (gains) losses realized in net income, net of tax	1	-

Comprehensive Income	$1,347	$1,040

Basic earnings per share	$3.94	$3.15

Diluted earnings per share	$3.90	3.12
See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in Thousands)
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$1,428	$1,143
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	204	182
Provision for loan losses	465	450
Loss on sales of securities available for sale	12	-
Increase in interest receivable	(150)	(121)
(Decrease) increase in interest payable	53	(47)
Other operating activities, net	37	(118)

Net cash provided by operating activities	2,049	1,489

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(111)	(34)
Purchases of securities available for sale	(4,093)	(5,126)
Proceeds from maturities of securities available for sale	6,641	8,779
Proceeds from sales of securities available for sale	4,071	-
Net (increase) decrease in federal funds sold	(9,023)	11,339
Net increase in loans	(17,687)	(19,081)
Purchase of premises and equipment	(308)	(80)
Proceeds from sale of repossessed assets	-	2
Proceeds from sale of other real estate	-	18

Net cash used in investing activities	(20,510)	(4,183)

FINANCING ACTIVITIES
Net increase in deposits	8,673	1,867
Principal repayments on other borrowings	(3)	(11)
Proceeds from other borrowings	8,989	20
Dividends paid	(136)	(136)

Net cash provided by financing activities	17,523	1,740

Net increase (decrease) in cash and due from banks	(938)	(954)

Cash and due from banks at beginning of year	5,221	3,991

Cash and due from banks at end of year	$4,283	$3,037

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,372	$1,378

Income taxes	$856	$784

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$129	$160

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1.       BASIS OF PRESENTATION

The consolidated financial statements of FMB Equibanc, Inc. (the “Company”) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim period reflected.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to accounting principles generally accepted in the United States of America for interim financial statements, including applicable rules and regulations of the Securities and Exchange Commission.  The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

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

4.        EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and shares of common stock issuable upon exercise of outstanding stock options.

 Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net Income	$517,000	$419,000	$1,428,000	$1,143,000

Weighted average number of common
shares outstanding	362,600	362,600	362,600	362,600
Effect of dilutive options	3,455	3,710	3,455	3,710

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,055	366,310	366,055	366,310

ITEM 2.    Management’s Discussion and Analysis or Plan of Operation

FMB EQUIBANC, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2004

This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (“we” or “the Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc.  FMB Properties, Inc. was formed during 2004 as a real estate holding entity to acquire, hold and sell properties as a result of loan foreclosures of the Bank.  The only activity reflected in FMB Properties, Inc. since its inception is the acquisition of one parcel of real estate reflected on the balance sheet as “Other real estate owned” for $129,000.  Therefore, the narrative that follows refers to the operations of the Bank.

For a discussion of the Company’s critical accounting policies, reference is made to Management’s Discussion and Analysis or Plan of Operation of the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.  There have been no material changes in the critical accounting policies since December 31, 2003.

FINANCIAL CONDITION

The Company functions as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds.  The Company’s primary use of funds historically comes from loan demand.  Loans outstanding have increased $17,687,000 or 15.1% since December 31, 2003.  Investment securities have decreased $6,964,000 or 45.5% while the total of federal funds sold and interest-bearing deposits in other banks have increased $9,134,000 from $85,000 at December 31, 2003.

Total assets have increased $18,949,000 or 13.5% since year-end, while deposits have increased $8,673,000 or 6.8%.  Demand deposits have increased $1,545,000 or 6.8% while interest-bearing deposits and borrowed funds have increased $7,128,000 or 6.8% and $8,986,000, respectively.

Allowance for Loan Losses

The Bank’s allowance for loan losses was $2,152,000 at September 30, 2004, compared to $1,758,000 at December 31, 2003.  The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.  We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio.  In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregate our loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans.  Certain reviewed loans require specific allowances.  Allowances are provided for other types and classifications of loans based on anticipated loss rates.  Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required.  In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market.  Factors considered include unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company’s Board of Directors, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2004 were considered satisfactory.  At that date, cash and due from banks totaled $4,283,000, a decrease of $938,000 from December 31, 2003.  The Company’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds.  The Company is aware of no events or trends likely to result in a material change in liquidity.

During the nine months ended September 30, 2004, operating activities provided cash of $2,049,000.  Investing activities used cash of $20,510,000, primarily in growth in loans and federal funds sold by $17,687,000 and $9,023,000, respectively, while securities activities provided cash of $6,619,000.  Financing activities provided cash of $17,523,000 by an increase in deposits of $8,673,000 and an increase in borrowings of $8,989,000.  The net result of these operating, investing and financing activities was the use of cash of $938,000.

During the nine months ended September 30, 2004, we increased our capital by retaining net earnings of $1,292,000 after payment of dividends.  After recording a decrease in capital of $82,000 for unrealized gains on securities available for sale, net of taxes, total capital increased $1,210,000 during the first nine months of 2004.  At September 30, 2004, total stockholders’ equity of the Company amounted to $12,934,000.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies.  The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under accounting principles generally accepted in the United States of America.  Generally, “Tier 1” regulatory capital will equal capital as determined under accounting principles generally accepted in the United States of America less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The Bank’s capital ratios and the required minimums at September 30, 2004 are presented below:

	Minimum Regulatory Requirement	Actual
Total capital to risk adjusted assets	8.00%	11.15%
Tier 1 Capital to risk adjusted assets	4.00%	9.90%
Tier 1 leverage ratio (to average assets)	4.00%	8.00%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”).  The Company’s ratio of stockholder’s equity to total assets was 8.1% at September 30, 2004 and 8.3% at December 31, 2003.

 RESULTS OF OPERATIONS

Our principal asset is the ownership of the Bank.  Accordingly, our results of operations are primarily dependent upon the results of operations of the Bank.  The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate).  The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, such as loans and investments, less the interest expense incurred on interest-bearing liabilities, such as customer deposits and borrowed funds.  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances.  Net interest income is dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.  The interest rate spread is impacted by interest rates, deposit flows and loan demand.  Additionally, and to a lesser extent, the profitability of the Bank is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate.  Noninterest income consists primarily of service charges on deposit accounts, other fees and origination of mortgage loans.  Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

For the three months ended September 30, 2004:

The Company’s consolidated net income for the three months ended September 30, 2004 was $517,000 (basic earnings per share of $1.43) compared to net income of $419,000 (basic earnings per share of $1.15) for the three months ended September 30, 2003, representing an increase of $98,000 or 23.4%.

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $226,000 or 16.2% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  This increase is primarily a result of an increase in interest income of $180,000 or 9.1% as well as a decrease in interest expense of $46,000 or 8.0% as compared with the three months ended September 30, 2003.

Interest Income

Total interest income increased $180,000 or 9.1% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.  Interest on loans increased $209,000 or 11.6% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 as a result of an increase in the quarterly average balance of loans outstanding of approximately $16,061,000 offset by a decrease in yield on the loan portfolio from 6.16% for the three months ended September 30, 2003 to 5.64% for the three months ended September 30, 2004.  Interest on investments decreased $52,000 or 32.9% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, primarily as a result of a decrease in the average balance of the investment portfolio of approximately $7,261,000 offset by an increase in yield on the portfolio from 3.65% to 4.24%.  The increase in yield is the result of a sale during the later part of the second quarter of 2004 of approximately $4 million of bonds that had lower yields.  During the three months ended September 30, 2004, total interest on federal funds sold increased $23,000, from $4,000 during the three months ended September 30, 2003 to $27,000 during the three months ended September 30, 2004.  Federal funds sold are a short-term means of investing any excess cash from day to day.  The increase in income from Federal funds sold is primarily the result of an increase in the quarterly average balance of $6,205,000 as well as a nominal increase in the yield on this investment.

Interest Expense

Total interest expense for the three months ended September 30, 2004 decreased $46,000 or 8.0% from the three months ended September 30, 2003.  Interest on deposits decreased $85,000 or 14.9% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.  This decrease is attributable primarily to a decrease in the cost of interest-bearing deposits from 1.76% during the three months ended September 30, 2003 to 1.45% during the three months ended September 30, 2004 offset by an increase of approximately $2,686,000 in the average balance of interest-bearing deposits from the three months ended September 30, 2003 as compared to the three months ended September 30, 2004.  Interest on total borrowed funds increased $39,000 from $6,000 during the three months ended September 30, 2003 to the three months ended September 30, 2004 because of an increase in the average balance outstanding in other borrowed funds.  Prior to 2004, the Bank minimally utilized its line of credit with the Federal Home Loan Bank.  During 2004, however, it has utilized this line of credit to fund a portion of its balance sheet growth because of the lower rate of interest on borrowed funds as compared to the rate of interest necessary to pay in order to attract local market deposits.  The average balance of other borrowed funds for the three months ended September 30, 2004 of $9,517,000 is an increase of $9,068,000 from the average balance of $449,000 for the three months ended September 30, 2003.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate.  The provision for loan losses charged to earnings amounted to $135,000 and $150,000 during the three months ended September 30, 2004 and 2003, respectively, a decrease of $15,000.  At September 30, 2004 the allowance for loan losses was 1.60% of outstanding loans.  The Bank experienced net charge-offs of $9,000 for the three months ended September 30, 2004 as compared to net charge-offs of $304,000 for the three months ended September 30, 2003.

Nonperforming loans were $725,000 at September 30, 2004 and $698,000 at December 31, 2003.  Nonperforming loans consisted of $716,000 and $596,000 in nonaccrual loans, respectively, and $9,000 and $102,000 in loans past due over 90 days and still accruing interest, respectively, at September 30, 2004 and December 31, 2003.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended September 30, 2004 and 2003 (dollars in thousands).

	Three months ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Service charges on deposit accounts	$261	$260
Mortgage origination fees	155	215
Other service charges, commissions and fees	41	35
Other operating income	14	4
	$471	$514

Total noninterest income decreased $43,000 or 8.4% during the three months ended September 30, 2004 from the three months ended September 30, 2003.  This decrease is reflected in a decrease of $60,000 in mortgage origination fees.  During 2003, mortgage rates nationally were at historical lows.  The Bank’s mortgage origination staff closed on a number of loans for homeowners refinancing their mortgages.  Therefore, the decrease in mortgage origination fees during the three months ended September 30, 2004 is a result of a decrease in the volume of loans closed.

Other service charges, commissions and fees increased $6,000 as a result of a change in the accounting procedures from the Bank’s third-party vendor on invoicing for ATM and debit card transactions.  Until August of 2003, the expense of the these transactions had been netted against the commission income due to the Bank for the transactions, but the vendor now remits the gross commission and invoices for the gross amount of the processing expense.

Following is a comparison of noninterest expense for the three months ended September 30, 2004 and 2003 (dollars in thousands).

	Three months ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Salaries and employee benefits	$590	$573
Equipment and occupancy	133	121
Other expense	416	421
	$1,139	$1,115

Noninterest expense increased $24,000 or 2.2% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.  This increase is reflected primarily in increases in salary and employee benefits of $17,000 and in occupancy and equipment expense of $12,000, offset by a nominal decrease in other expense.  The increase in salary and employee benefits is the result of several items.  Salaries have increased as a result of the addition of an Executive Vice President during the first quarter of 2004 as well as typical salary increases for existing employees offset by a decrease in the commissions paid to the mortgage originators because of lower mortgage revenue.  The increase in equipment and occupancy expense is the result of increases in depreciation expense on fixed assets placed in service since September 30, 2003, increases in rental expense for two locations obtained for the installation of two new drive-up ATMs, and increases in accruals for property taxes payable at the end of the year.

Income Taxes

Income taxes for the three months ended September 30, 2004 increased $76,000 or 34.4% from those at September 30, 2003.  This increase is the result of an increase in taxable income of the Company.

For the nine months ended September 30, 2004:

The Company’s consolidated net income for the nine months ended September 30, 2004 was $1,428,000 (basic earnings per share of $3.94) compared to net income of $1,143,000 (basic earnings per share of $3.15) for the nine months ended September 30, 2003, representing an increase of $285,000 or 24.9%.

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $725,000 or 18.6% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  This increase is primarily a result of a decrease in interest expense of $530,000 or 27.1% as compared with the nine months ended September 30, 2003, as well as an increase in interest income of $195,000 or 3.3% as compared with the nine months ended September 30, 2003.

Interest Income

Total interest income increased $195,000 or 3.3% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  Interest on loans increased $388,000 or 7.4% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, as a result of an increase in the year to date average balance of loans outstanding of approximately $16,371,000 offset by a decrease in yield on the loan portfolio from 6.42% for the nine months ended September 30, 2003 to 5.98% for the nine months ended September 30, 2004.  Interest on investments decreased $173,000 or 31.1% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, as a result of a decrease in yield on the portfolio from 3.97% to 3.80% as well as a decrease in the average balance of the investment portfolio of approximately $5,323,000.  During the nine months ended September 30, 2004, total interest on federal funds sold and interest-bearing deposits in other banks decreased $20,000, from $65,000 during the nine months ended September 30, 2003 to $45,000 during the nine months ended September 30, 2004.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total decrease in income from Federal funds sold and interest-bearing deposits in other banks is solely the result of a decrease of $2,039,000 in the year to date average balance of these investments.  In comparing the overall average balance of earning assets for the nine months ended September 30, 2003 to the nine months ended September 30, 2004, the Bank has relatively more invested in loans rather than in investment securities, in order to earn a higher yield.  For the nine months ended September 30, 2003, average investment securities and average loans represented approximately 14% and 81%, respectively, of the year to date average balance sheet, whereas for the nine months ended September 30, 2004, average investment securities and average loans represented approximately 9% and 87%, respectively, of the year to date average balance sheet.

Interest Expense

Total interest expense for the nine months ended September 30, 2004 decreased $530,000 or 27.1% from the nine months ended September 30, 2003.  Interest on deposits decreased $599,000 or 30.9% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  This decrease is attributable to a decrease in the cost of interest-bearing deposits from 2.38% during the nine months ended September 30, 2003 to 1.69% during the nine months ended September 30, 2004 as well as a decrease of approximately $576,000 in the average balance of interest-bearing deposits from the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2004.  Interest on total borrowed funds increased $69,000 from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 because of an increase in the average balance outstanding in other borrowed funds.  Prior to 2004, the Bank minimally utilized its line of credit with the Federal Home Loan Bank.  During 2004, however, it has utilized this line of credit to fund a portion of its balance sheet growth because of the lower rate of interest on borrowed funds as compared to the rate of interest necessary to pay in order to attract local market deposits.  The average balance of other borrowed funds for the nine months ended September 30, 2004 of $6,406,000 is an increase of $5,961,000 from the average balance of $445,000 for the nine months ended September 30, 2003.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate.  The provision for loan losses charged to earnings amounted to $465,000 and $450,000 during the nine months ended September 30, 2004 and 2003, respectively, an increase of $15,000 or 3.3%.  At September 30, 2004 the allowance for loan losses was 1.60% of outstanding loans.  Charge-offs, net of recoveries, for the nine months ended September 30, 2004 amounted to $71,000 as compared to $320,000 for the nine months ended September 30, 2003.

Nonperforming loans were $725,000 at September 30, 2004 and $698,000 at December 31, 2003.  Nonperforming loans consisted of $716,000 and $596,000 in nonaccrual loans, respectively, and $9,000 and $102,000 in loans past due over 90 days and still accruing interest, respectively, at September 30, 2004 and December 31, 2003.

Noninterest Income and Expense

Following is a comparison of noninterest income for the nine months ended September 30, 2004 and 2003 (dollars in thousands).

	Nine months ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Service charges on deposit accounts	$802	$744
Mortgage origination fees	441	413
Other service charges, commissions and fees	133	105
Other operating income	21	36
Loss on sales of securities	(12)	-
	$1,385	$1,298

Total noninterest income increased $87,000 or 6.7% during the nine months ended September 30, 2004 from the nine months ended September 30, 2003.  This increase is reflected in an increase of $58,000 in service charges on deposit accounts.  This increase is reflected primarily in an increase in insufficient funds service charges of $42,000 and can be attributed primarily to one specific deposit relationship.  Mortgage origination fees increased $28,000 from the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2004.  During the second quarter of 2003, the mortgage origination staff was expanded and has resulted in an increase in the volume of loans closed and in the fees earned from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  Other service charges, commissions and fees increased $28,000 as a result of a change in the accounting procedures from the Bank’s third-party vendor on invoicing for ATM and debit card transactions.  Until August of 2003, the expense of the these transactions had been netted against the commission income due to the Bank for the transactions, but the vendor now remits the gross commission and invoices for the gross amount of the processing expense.

Following is a comparison of noninterest expense for the nine months ended September 30, 2004 and 2003 (dollars in thousands).

	Nine months ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Salaries and employee benefits	$1,693	$1,498
Equipment and occupancy	384	354
Other expense	1,230	1,117
	$3,307	$2,969

 Noninterest expense increased $338,000 or 11.4% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  This increase is comprised of an increase in salary and employee benefits of $195,000, in occupancy and equipment expense of $30,000 and in other expense of $113,000.  The increase in salary and employee benefits is the result of the addition of an Executive Vice President during the first quarter of 2004 and typical salary increases for existing employees.  Also, because the mortgage officers’ compensation is largely commission driven, the dollar amount of commissions paid increased as a result of an increase in mortgage fee income generated as well as a change in the method of calculating commissions during early 2003.  The increase in equipment and occupancy expense is the result of increases in depreciation expense of $25,000 on fixed assets placed in service since September 30, 2003 as well as an increase of $12,000 in accruals for property taxes payable at the end of the year.  These expenses were offset by an approximate $7,000 reduction in expenditures for repairs and maintenance.  The increase in other expense is primarily attributable to an increase of $44,000 in advertising and public relations, an increase of $52,000 in electronic banking expense, and a $17,000 increase in director fees.  The increase in advertising and public relations is the result of more aggressive advertising and business development efforts within the local market area.  Of the $52,000 increase in electronic banking expense, $36,000 is attributable to a change in the accounting procedures from the Bank’s third-party vendor on invoicing for ATM and debit card transactions.  Until August of 2003, the expense of the these transactions had been netted against the commission income due to the Bank for the transactions, but the vendor now remits the gross commission and invoices for the gross amount of the processing expense.  The remainder of the overall increase is the result of increases in service and license fees from the Bank’s technology vendors.  The increase in director fees is primarily the result of the addition of two new directors at the beginning of 2004 and more frequent meetings of some of the committees of the Board of Directors.

Income Taxes

Income taxes for the nine months ended September 30, 2004 increased $174,000 or 27.1% from those at September 30, 2003.  This increase is the result of an increase in taxable income of the Company.

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

(a)       Exhibits:

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

FMB EQUIBANC, INC. (Registrant)

DATE: November 10, 2004	By: /s/ Charles R. Nessmith_____ Charles R. Nessmith President and Chief Executive Officer

DATE: November 10, 2004	By: /s/ Dwayne E. Rocker Dwayne E. Rocker Secretary