Form 10KSB
period 2004-12-31
FMB EQUIBANC INC
filed 2005-03-30
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32399

FMB EQUIBANC, INC.
(Name of small business issuer in its charter)

Georgia	58-2582553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
201 North Main Street Statesboro, Georgia	30458
(Address of principal executive office)	(Zip Code)

(912) 489-2600
(Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

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

Yes   ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer’s revenues for its most recent fiscal year were $10,158,000.

The aggregate market value of the voting stock held by non-affiliates of Issuer (312,282 shares) at February 28, 2005 was $11,242,000. No shares of non-voting stock were outstanding. As of such date, no organized trading market existed for the common stock of the Issuer. The aggregate market value was computed by reference to the fair market value of the common stock of the Issuer based on recent sales of the common stock. The number of shares outstanding of Issuer’s common stock at February 28, 2005 was 362,600 shares.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Issuer’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end is incorporated by reference in answer to Part III, Items 9 through 12, and 14, of this Report.

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

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

ITEM 1.    DESCRIPTION OF BUSINESS

The Company

FMB Equibanc, Inc. (the "Company") was incorporated as a Georgia corporation on April 25, 2000, to serve as a bank holding company for Farmers & Merchants Bank (the "Bank"). On November 1, 2000, the Company acquired all of the outstanding shares of the Bank. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act").

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

At December 31, 2004, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

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

Market Area and Competition

The primary service area of the Bank is Bulloch County, Georgia. The Bank encounters competition in its primary service area and in surrounding areas from eight other financial institutions. These competitors offer a full range of banking services and vigorously compete for all types of services, especially deposits.

The following table illustrates the June 30, 2004 deposit base and market share of the financial institutions located in Bulloch County, as reported by the Federal Deposit Insurance Corporation (the “FDIC”), and adjusted for reported out of market brokered deposits (dollars in millions).

Bulloch County	Deposits	Percent of Market
Financial Institutions

BB&T	$190.0	26.8
Sea Island Bank	175.1	24.7
Farmers & Merchants Bank	129.2	18.1
Park Avenue Bank	59.5	8.4
Wachovia Bank, National Association	48.8	6.9
The First National Bank & Trust Company	13.3	1.9
Core Credit Union	29.3	4.1
The Heritage Bank	0.2	0.0
First Southern National Bank	64.8	9.1

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

Deposits

The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal accounts, individual retirement accounts, certificates of deposit and regular savings accounts. The sources of deposits are the residents, businesses and employees of the businesses within the Bank's primary service area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's primary service area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees and charges.

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

Loan Portfolio. The following is a description of each of the major categories of the Bank's loan portfolio:

Real Estate Loans. The Bank makes a variety of commercial real estate, construction and development loans and residential real estate loans. These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. As of December 31, 2004, real estate loans comprised 75.5% of the Bank's loan portfolio.

•
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

•
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

•
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

Commercial Loans. The Bank makes a variety of loans for commercial purposes other than real estate in various lines of businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness. As of December 31, 2004, commercial loans comprised 9.2% of the Bank's loan portfolio.

Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officers of the Bank review the borrower's past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower's ability to make future payments as agreed. As of December 31, 2004, consumer loans comprised 7.1% of the Bank's loan portfolio.

Agribusiness Loans. The Bank makes a variety of agribusiness loans, including real estate-based loans, crop loans and equipment loans. Real estate-based agribusiness loans are made consistent with the Bank's appraisal policy and with the ratio of loan principal to value of the collateral as established by independent appraisal generally not to exceed 90%. Loans secured by agricultural equipment typically have terms of up to five years. As of December 31, 2004, agribusiness loans comprised 8.2% of the Bank's loan portfolio.

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

With respect to commercial loans, larger financial institutions are likely to make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the commercial loans of the Bank are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than large borrowers. The commercial loan portfolio of the Bank consists of loans to individual, partnership and corporate borrowers that are primarily located in the Bulloch County area. Accordingly, the Bank’s commercial borrowers reflect the diversified businesses of this area, and include services, retail trade and manufacturing firms. The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in the Bulloch County area and the ability of the Bank's commercial borrowers to properly evaluate and respond to a changing marketplace. In addition, the commercial borrowers of the Bank face risks related specifically to the unique nature of their business. For example, services and retail trade firms may incur risks associated with labor shortages and consumer preference changes, and manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

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

Agribusiness loans, including real estate-based loans, crop loans and equipment loans generally involve more credit risk than residential real estate loans, because of the typically larger loan amount. In addition, payments on loans are dependent upon the successful operation or management of the farm property securing the loan. The success of the loan may also be affected by many factors outside the control of the farm borrower, such as weather, government farm policy, domestic and international demand for agricultural products and changing consumer preferences. Weather presents one of the greatest risks, as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farm borrower with crop insurance which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Bank generally will require its borrowers to obtain crop insurance. Another risk is the uncertainty of government support programs, where support payments are made with the requirement that a farmer leave idle from production certain amounts of farm land. Some farmers rely on the income from support programs to make loan payments, and if these programs were discontinued or significantly changed, cash flow problems or defaults could result. Finally, many farmers are dependent upon a limited number of key individuals whose injury or death may result in an inability to operate the farm.

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

Lending Limits. The lending activities of the Bank are subject to a variety of lending limits imposed by Georgia law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines of the Georgia Department of Banking and Finance as an exception to the 15% limit. The Bank's lending limit at December 31, 2004 was $1,200,000 plus an additional $800,000 for loans which meet the guidelines of the Georgia Department of Banking and Finance. These limits will increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earnings or losses, among other reasons.

Investments

As of December 31, 2004, loans comprised approximately 81.6% of the Bank's assets and investment securities comprised approximately 7.7% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short term loan from the Bank to another bank.

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

The Bank has available an overnight federal funds purchase line in the amount of $3,700,000 which may be used to meet liquidity needs. As of December 31, 2004, the Bank had no balances outstanding under this line. The Bank also has advances available with the Federal Home Loan Bank where the Bank can purchase funds up to 13% of total assets.

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

Employees

As of December 31, 2004, the Bank had 60 total employees, comprised of 51 full-time and 9 part-time. The Company does not have any employees who are not also employees of the Bank.

Supervisions and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes some of the material elements of the regulatory framework applicable to bank holding companies and their bank subsidiaries and provides some specific information that applies to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

The Company

General. Since the Company owns all of the capital stock of the Bank, the Company is a bank holding company under the Bank Holding Company Act of 1956 (the “BHC Act”). As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the operations of the Company

Bank Holding Company Regulation. The BHC Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Subject to certain state laws, under the BHC Act, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of banks located both inside and outside of Georgia. In addition, the BHC Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. Furthermore, with certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

Change in Bank Control. Subject to various exceptions, the Change in Bank Control Act of 1978, together with related regulations, requires Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if a company acquires 25% (5% if the “company” is a bank holding company) or more of any class of voting securities of the bank holding company.

Financial Services Modernization. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), which amended the BHC Act, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in a broader range of activities that are financial in nature or incidental or complementary thereto than was permitted under prior law. The Modernization Act allows insurers and other financial services companies to acquire banks, and removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advising companies. The Modernization Act also establishes the overall regulatory structure applicable to bank holding companies that engage in insurance and securities operations.

To qualify to become a financial holding company, the Company and any of its banking subsidiaries must be “well capitalized” and “well managed” under the applicable regulatory standards, and must have a rating of at least “satisfactory” under the Community Reinvestment Act of 1977. If the Company or any of its banking subsidiaries fails to meet any such regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Support of Subsidiary Institutions.  Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve Board policy, the Company might not find itself able to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Restrictions on Transactions with Affiliates.The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

Insider Credit Transactions. The Bank is also subject to restrictions imposed by the Federal Reserve Act on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

State Law Restrictions.  As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.

The Bank

The Bank, as a commercial bank chartered under the laws of the State of Georgia, is subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance (the “DBF”). The FDIC and the DBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank’s deposits are insured by the FDIC to the maximum extent provided by law. Additionally, Georgia state laws regulate, among other things, the scope of the Bank’s business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. These laws are generally intended to protect depositors and not shareholders. Following is a description of some of the federal and state law requirements that apply to the Bank.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

Community Reinvestment Act. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FDIC evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.

State and Federal Usury Laws. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Under the Servicemembers Civil Relief Act, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board and the FDIC. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies. If capital falls below minimum guideline levels, the Company or the Bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The risk-based capital standards used by the Federal Reserve Board and the FDIC are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

The FDIC and Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies, banks and bank holding companies seeking to expand, however, are required to maintain minimum leverage ratios of at least 4% to 5%.

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Federal regulatory authorities have indicated that a bank may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Moreover, federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

In addition, the DBF’s approval must be obtained before the Bank may pay cash dividends out of retained earnings if: (i) the total classified assets at the most recent examination of the Bank exceeded 80% of the equity capital; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends for the previous calendar year; or (iii) the ratio of equity capital to adjusted assets is less than 6%.

Privacy

Under the Modernization Act, banks and other financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent banks and other financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, banks and other financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Other Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to: (i) verify the identity of any person opening an account; (ii) maintain records of the information used to verify the person’s identity; and (iii) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Future Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of banks and other financial institutions operating or doing business in the United States. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies on the Company’s financial condition or results of operation.

ITEM 2.     DESCRIPTION OF PROPERTY

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

There is no established trading market for the Company's common stock, and an active public trading market is not expected to develop in the near future. The approximate number of holders of record of the Company's common stock as of December 31, 2004 was 505. Limited information is available as to the ranges at which the Company’s common stock has been sold. To the best of management’s knowledge, the last trade in 2004 was executed during the month of December at a price of $36 per share. During 2004, to the best of management’s knowledge, sales of the Company’s common stock ranged from $36 per share to $40 per share. During 2003, to the best of management’s knowledge, sales of the Company’s common stock ranged from $35 per share to $40 per share. The per share price information regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

Dividends

The Company declared dividends of $181,300, or $0.50 per share both in 2004 and 2003.

The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. The primary source of funds available for the payment of cash dividends by the Company are dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue.

Future dividends will be determined by the board of directors of the Company in light of circumstances existing from time to time, including the Company’s growth, financial condition and results of operations, the continued existence of statutory and regulatory restrictions on the Bank’s ability to pay dividends and other factors that the board of directors of the Company considers relevant. Further, the Company's ability to pay dividends is subject to the financial performance of the Bank, which is dependent upon, among other things, the local economy, the success of the bank's lending activities, compliance of the bank with applicable regulations, investment performance and the ability to generate fee income.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities in 2004.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis (the “MD&A”) is intended to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto. Therefore, the MD&A should be read in conjunction with information provided in the Company’s consolidated financial statements and notes thereto.

General

The Company’s principal asset is the Bank. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, such as loans and investments, less the interest expense incurred on interest-bearing liabilities, such as customer deposits and borrowed funds. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Bank is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts, other fees and origination of mortgage loans. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Critical Accounting Policies

The Company has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. The Company’s significant accounting policies are described in the Notes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of the Company’s operations. The Company believes the following accounting policies are the most critical accounting policies applied by the Company.

Allowance for Loan Losses

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses represents a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans.

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

A substantial portion of the Bank’s loan portfolio is in the commercial real estate and residential real estate sectors. Those loans are secured by real estate in the Company’s primary market area. Therefore, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes to market conditions in the Company’s primary market area.

The Company is closely monitoring certain portions of its loan portfolio that the Company believes have a higher credit risk profile under the current environment based solely upon their industry classification which includes agricultural and agribusiness loans. Based on current information, the Company has not identified any problem credits included in these categories, which are not already classified as nonperforming or impaired loans. However, if the economic recovery takes longer than expected, the allowance for loan losses could be impacted by adverse developments in these credits.

Income Taxes

Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 9 to the Notes to consolidated financial statements for additional details.

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in the Company’s consolidated balance sheet.

The Company must also assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against the Company’s net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include an expense within the tax provisions in the statement of income. At December 31, 2004, the Company recorded on its consolidated balance sheet net deferred tax assets of $555,000.

Performance Overview

The Company reported net income of $1,963,000, or $5.36 per diluted common share in 2004, compared to $1,661,000, or $4.54 per diluted common share in 2003. The return on average assets was 1.27% in 2004 compared to 1.18% in 2003, while the return on average common shareholders’ equity was 15.52% in 2004 compared to 15.07% in 2003.

The net interest income of the Company increased $871,000, or 16.2%, to $6,258,000 in 2004 compared to $5,387,000 in 2003. The taxable equivalent net interest margin earned on average interest earning assets during 2004 increased to 4.26% from 4.01% during 2003. The record low interest rate environment experienced during 2003 continued during the first six months of 2004. This rate environment along with the strong growth of the Bank’s loan portfolio and the repricing of time certificates at lower rates during the first six months of 2004 were the primary factors in increasing the Bank’s net interest margin. Beginning in June 2004, as a result of actions by the Federal Open Market Committee of the Federal Reserve Bank, the U. S. financial markets experienced an increase in the prime lending rate of 125 basis points through December 31, 2004. However, local market competition for time certificates intensified at mid-year, and the rates paid to retain time deposits increased faster than lending rates. The result was that the net interest margin began to decline through the last half of the year.

Noninterest income increased $102,000, or 5.9%, to $1,839,000 in 2004 compared to $1,737,000 in 2003. Noninterest expense increased $365,000 or 8.9% during 2004. A detailed discussion of these variances follows.

Results of Operations

Earnings Summary

The Company reported earnings of $1,963,000 for 2004 representing an increase of $302,000, or 18.2%, compared to earnings of $1,661,000 for 2003. Diluted earnings per common share were $5.36 in 2004 compared to $4.54 per diluted common share in 2003. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Net Interest Income

Net interest income totaled $6,258,000 in 2004 representing an increase of $871,000, or 16.2%, compared to net interest income of $5,387,000 in 2003. The increase in net interest income in 2004 was primarily attributable to the growth of the loan portfolio of the Bank and the increase in the percentage composition of loans in the balance sheet of the Bank.

The taxable equivalent net interest margin increased 25 basis points to 4.26% in 2004 from 4.01% in 2003. This increase in the net interest margin is a result of the growth in the loan portfolio, both in actual dollars and as a percentage of total assets, and a result of a greater decrease in the overall cost of funds for the year as compared to the overall yield on earning assets.  Another factor impacting the increase in net interest margin was the changing interest rate environment during 2004. During the first half of 2004, the overall interest rate environment did not change, but the Bank’s cost of interest continued to decline as fixed rate time deposits matured and repriced at lower rates. Therefore, while loan and total assets yields remained relatively stable during the first six months of 2004, the cost of funds continued to decline, and the result was an increase in the net interest margin during those months. As the prime rate began to increase incrementally during the last half of 2004, balances in variable rate loans and federal funds sold repriced immediately with each rate change. However, the local market for time deposits became more competitive based on interest rates paid, and during the last half of 2004, well exceeded rates paid in other markets around Georgia. As a result, during the last half of 2004, the Bank’s cost of funds increased faster than overall asset yields, and the net interest margin declined, in spite of increases in the overall rate environment.

As a tool to manage cost of funds, the Bank began to rely on alternative funding sources in 2004 that were cheaper in cost when compared to local market rates for time deposits. Advances from the Federal Home Loan Bank were obtained either at fixed rate maturities of up to 24 months or priced at variable rates tied to an index other than the prime rate. Average borrowings increased $6,946,000 to $7,548,000 in 2004 from $602,000 in 2003.

Average earning assets increased $12,550,000, or 9.3%, to $147,565,000 in 2004 compared to $135,015,000 in 2003. Average loans increased $16,782,000, or 15.1%, to $127,948,000 in 2004 compared to $111,166,000 in 2003. Loan growth has remained strong in the Bank’s market, and the Bank has continued to focus on quality loan relationships secured by residential or commercial real estate. The average balance of the Bank’s securities portfolio decreased $5,268,000, or 29.5% during 2004. Average investment securities represented 8.2% of total average assets in 2004 and 12.7% of total average assets in 2003. This percentage has decreased because the growth in the Bank’s loan portfolio has been funded in part by sales, maturities and principal payments received from investment securities. All of the Bank’s investment securities are classified as available for sale. Average earning assets as a percentage of total average assets was 95.5% in 2004 compared to 95.8% in 2003.

Average interest-bearing liabilities increased $8,927,000, or 8.2%, in 2004. Average interest-bearing deposits increased $1,981,000, or 1.8%, in 2004 and is reflected in the growth of savings and interest-bearing demand deposits offset by a decrease in time deposits. Approximately 18% of total average deposits were noninterest-bearing in 2004 compared to 16% for 2003. Total interest expense on interest-bearing liabilities was $2,061,000 for the year ended December 31, 2004 compared to $2,438,000 for 2003. Although total interest bearing liabilities increased 8.2%, total interest expense decreased as a result of a decrease in the average rate paid from 2.24% in 2003 to 1.76% in 2004.

Noninterest Income

Noninterest income totaled $1,839,000 in 2004 compared to $1,737,000 in 2003, representing an increase of $102,000 or 5.9%. The $102,000 increase is the result of a $24,000 increase in service charges on deposit accounts, a $41,000 increase in mortgage origination fees, a $52,000 increase in other service charges, commissions and fees, as offset by a $15,000 decrease in other operating income.

The $24,000 increase in service charges on deposit accounts is the result of an increase in the volume of checking and savings accounts serviced as well as an increase in the volume of excessive transactions on savings accounts. The Bank also experienced a nominal increase in NSF fees, which are charges assessed for checks presented for payment against insufficient funds.

The $41,000 increase in mortgage origination fees is attributable to the first full year of the Bank’s expanded mortgage operations. During 2003, the mortgage operation was expanded from one originator to two originators and one full-time and one part-time loan processor. With an expanded staff and operation, the volume of loans closed and fees collected for 2004 increased.

The $52,000 increase in other service charges, commissions and fees is wholly attributable to a change in the recording of income and expenses on ATM and “point of sale” transactions with debit and ATM cards. During 2004, the Bank’s third party processor changed the method of recording these items by remitting gross revenues and drafting for total expenses, whereas it previously would remit a net amount of income or expense, and only the net transaction was recorded by the Bank. Therefore, this change affected other expense as well.

Following is a comparison of noninterest income for 2004 and 2003:
	Year Ended December 31,
	2004	2003
	(Dollars in Thousands)

Service charges on deposit accounts	$1,035	$1,011
Mortgage origination fees	604	563
Other service charges, commissions and fees	191	139
Securities losses, net	(12)	-
Other operating income	21	24
	$1,839	$1,737

Noninterest Expense

Noninterest expense increased $369,000 to $4,490,000 in 2004 as compared to $4,121,000 in 2003. Salaries and employee benefits increased $294,000; equipment and occupancy expense increased $12,000; and all other expense increased $63,000.

Equipment and occupancy expense increased $12,000 to $487,000 in 2004 compared to $475,000 in 2003. Depreciation expense increased $12,000, or 4.7%, from 2003 to 2004 as a result of vehicles placed in service during 2004.

Office supplies increased $8,000, or 7.0%, to 122,000 in 2004 from $114,000 in 2003, attributable primarily to the overall general growth in the operations of the Bank.

Data processing fees increased $19,000, or 6.6%, to $306,000 in 2004 compared to $287,000 in 2003. This increase in fees was attributable to a 5% increase effective July 1, 2004 in the base fees from the Bank’s primary data processing vendor, whose charges are based on the number of accounts maintained by the Bank. In addition to experiencing a half-year effect of this price increase, the Bank continued to add loan and deposit accounts, which added to the Bank’s total cost.

Professional fees decreased $118,000, or 44.4%, to $148,000 in 2004 from $266,000 in 2003. The decrease in professional fees is attributable to a decrease in legal fees incurred. During 2003, the Company incurred additional expense relating to implementation of the requirements of Sarbanes-Oxley rules and also accrued for a portion of the fees that would be billed and paid in 2004 for public company issues handled during 2003. Also, billings for some 2004 matters were not received until late in the first quarter of 2005. In addition, the Bank experienced during 2004 a larger recovery amount on legal fees expended in collection efforts on problem loans.

Advertising and public relations increased $42,000, or 21.9%, to $234,000 in 2004 from $192,000 in 2003. Additional expenses were incurred for advertising for new products and services during the year and more aggressive efforts to build goodwill within the community through various public relations efforts.

All other noninterest expense increased $108,000, or 14.2%, in 2004 to $866,000 from $758,000 in 2003. The increase is reflected in most line items as a result of the overall growth of the operations of the Bank. The larger increases are reflected in expenses related to electronic banking of $36,000, in director fees of $27,000, in state business occupation and local business license taxes of $8,000, and in operational losses of $10,000. The increase in electronic banking expense was previously discussed in “Noninterest Income.” The increase in director fees is the result of the election of two additional individuals to the Board of Directors in January 2004 and also an increase in the frequency of meetings of certain committees of the Board of Directors. The state business occupation and local business license taxes are based on the revenue of the Bank, and as revenue has increased, these taxes have also increased. The operational loss is the result of one forgery incident early in 2004.

In compliance with the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, the Company allocated $317,000 of salaries to loan costs in 2004 and $286,000 in 2003. After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $294,000, or 14.5%, to $2,323,000 in 2004 compared to $2,029,000 in 2003. There are several reasons for the increase. First, from December 31, 2003 to December 31, 2004, the number of total full-time equivalent employees increased from 50 to 55. Included in this increase was the addition of a senior executive. Also, 2004 was also the first full year of operations of the expanded mortgage origination staff, as previously discussed above in “Noninterest Income,” and the commissions paid are a percentage of the fee income generated. Because mortgage income increased, commissions increased. Another reason for the increase is routine annual salary increases for existing staff. Along with these increases in salary expense, FICA taxes increased as well. Finally, the Bank experienced an increase in the cost of medical insurance premiums paid for its employees.

Following is a comparison of noninterest expense for 2004 and 2003.

Year Ended December 31,
2004	2003
(Dollars in Thousands)

Salaries and employee benefits	$2,323	$2,029
Equipment and occupancy	487	475
Office Supplies	122	114
Data processing fees	306	287
Professional fees	148	266
Advertising & Public Relations	234	192
Other expense	866	758
	$4,486	$4,121

Income Taxes

Income taxes totaled $1,108,000 in 2004 and $742,000 in 2003. The effective tax rate was 36% for 2004 and 31% for 2003. The effective tax rate of 31% in 2003 was lower because of benefits from deferred tax adjustments recorded during 2003.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company and the Bank to meet those needs. As such, the Company and the Bank seek to meet liquidity requirements primarily through management of short-term investments (principally federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, the Bank maintains relationships with correspondent banks which could provide funds to it on short notice, if needed.

The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and federal regulatory authorities. At December 31, 2004, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 2004, the Company increased its capital by retaining net earnings of $1,782,000 after payment of dividends. After recording a decrease in capital of $136,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $1,646,000 during 2004. At December 31, 2004, total capital of the Company amounted to $13,370,000. The Company is aware of no events or trends likely to result in a material change in liquidity of the Company or the Bank.

In accordance with risk capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, all member banks must maintain “core” or “Tier 1” capital of at least 4% of total assets (“leverage ratio”). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

Capital Resources

The following table summarizes the regulatory capital levels of the Bank at December 31, 2004.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Leverage capital	$12,870	7.8%	$6,558	4.00%	$6,312	3.8%
Risk-based capital:
Core capital	12,870	9.7	5,297	4.00	7,573	5.7
Total capital	14,530	11.0	10,594	8.00	3,936	3.0

Short-Term Borrowings

The following table summarizes short-term borrowings for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds purchased	$8	1.12%	$171	1.26%

	Total Balance		Total Balance
Total maximum short-term borrowings
outstanding at any month-end during the year	$-		$2,200

Contractual Obligations

The following table sets forth certain information about contractual cash obligations as of December 31, 2004 (dollars in thousands):

		Payments Due After December 31, 2004
	Total	1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years

Time certificates of deposit	$79,286	$63,180	$16,086	$20	$-
Other borrowings	11,423	2,021	9,045	357	-
Operating leases	28	7	15	6	-
Total contractual cash obligations	$90,737	$65,208	$25,146	$383	$-

At December 31, 2004 the Company and the Bank had $1,352,000 in binding commitments for capital expenditures. These expenditures represent amounts for the renovation of the Brooklet branch office and the construction of a new branch office.

Commitments and Lines of Credit (Off-Balance Sheet Arrangements)

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

Following is a summary of the commitments outstanding at December 31, 2004 and 2003.

2004	2003
(Dollars in Thousands)

Commitments to extend credit	$22,835	$13,838
Standby letters of credit	651	491
	$23,486	$14,329

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

Selected Statistical Information of the Company

The following statistical information should be read in conjunction with the MD&A and the consolidated financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

Average Balances and Net Income Analysis

The following tables set forth the amount of the Bank’s interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% federal tax rate.

	Year Ended December 31,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned interest	$127,948	$7,732	6.04%	$111,166	$7,040	6.33%
Investment securities:
Taxable	11,460	441	3.85	16,726	672	4.02
Nontaxable	1,146	68	5.93	1,148	68	5.94
Interest-bearing deposits in banks	89	1	1.41	2,291	26	1.16
Federal funds sold	6,922	100	1.44	3,684	42	1.14
Total interest-earning assets	147,565	8,342	5.65	135,015	7,848	5.81

Noninterest-earning assets:
Cash	4,081			3,769
Allowance for loan losses	(1,991)			(1,654)
Other assets	4,802			3,832
Total noninterest-earning assets	6,892			5,947

Total assets	$154,457			$140,962

Average Balances and Net Income Analysis (Continued)

	Year Ended December 31,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(Dollars in Thousands)
LIABILITIES AND
STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing
demand deposits	$37,356	$267	0.71%	$32,572	$245	0.75%
Time deposits	72,390	1,643	2.27	75,193	2,167	2.88
Other borrowings	7,548	151	1.99	602	26	4.29
Total interest-bearing
liabilities	117,294	2,061	1.76	108,367	2,438	2.24

Noninterest-bearing liabilities and
stockholders’ equity:
Demand deposits	23,849			21,029
Other liabilities	666			545
Stockholders’ equity	12,648			11,021
Total noninterest-bearing liabilities
and stockholders’ equity	37,163			32,595

Total liabilities and
stockholders’ equity	$154,457			$140,962

Interest rate spread			3.89%			3.57%

Net interest income		$6,281			$5,410

Net interest margin			4.26%			4.01%

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

	Year Ended December 31,			Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In Thousands)			(In Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$692	$(371)	$1,063	$(85)	$(1,189)	$1,104
Interest on securities:
Taxable	(231)	(19)	(212)	(270)	(191)	(79)
Tax exempt	-	-	-	(8)	(4)	(4)
Interest-bearing deposits in banks	(25)	1	(26)	26	-	26
Interest on federal funds sold	58	21	37	(27)	(13)	(14)
Total interest income	494	(368)	862	(364)	(1,397)	1,033

Expense from interest-bearing liabilities:
Interest on savings and interest-
bearing demand deposits	22	(14)	36	(197)	(242)	45
Interest on time deposits	(524)	(443)	(81)	(257)	(491)	234
Interest on other borrowings	125	(174)	299	(5)	-	(5)
Total interest expense	(377)	(631)	254	(459)	(733)	274

Net interest income	$871	$263	$608	$95	$(664)	$759

Asset/Liability Management

A principal objective of the Company’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Company’s Asset and Liability Committee (the “ALCO Committee”) which establishes policies and monitors results to control interest rate sensitivity.

As part of the Company’s interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate-sensitive” and monitors its interest rate-sensitivity “gap”. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

The following table sets forth the distribution of the repricing of the Bank’s earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

At December 31, 2004
Maturing or Repricing Within
Zero to	Three	One to	Over
Three	Months to	Five	Five
Months	One Year	Years	Years	Total
(Dollars in Thousands)

Earning assets:
Interest-bearing deposits in banks
and federal funds sold	$9,300	$-	$-	$-	$9,300
Restricted stock	844	-	-	-	844
Investment securities	934	-	10,964	$161	12,059
Loans	79,421	27,649	29,836	1,371	138,277
	90,499	27,649	40,800	1,532	160,480
Interest-bearing liabilities:
Interest-bearing demand deposits (1)	-	13,437	-	-	13,437
Savings (1)	-	22,554	-	-	22,554
Certificates less than $100,000	7,979	19,747	7,221	-	34,947
Certificates, $100,000 and over	11,074	24,379	8,886	-	44,339
Other borrowings	4	2,017	9,388	-	11,409
	19,057	82,134	25,495	-	126,686

Interest rate sensitivity gap	$71,442	$(54,485)	$15,305	$1,532	$33,794

Cumulative interest rate sensitivity gap	$71,442	$16,957	$32,262	$33,794

Interest rate sensitivity gap ratio	4.79	0.34	1.60	-

Cumulative interest rate sensitivity gap ratio	4.79	1.17	1.25	1.27

(1)
In recent years, the Bank has found that NOW and money-market checking deposits and savings deposits reprice on average between three months and one year, depending on the competition in the Bank’s market area and the general interest rate environment. Therefore, the Bank has placed these deposits in the three months to one year horizon.

Investment Portfolio

The Bank manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See “Asset/Liability Management.” Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets. In particular, approximately 77% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 8% of the investment portfolio matures or reprices within one year or less. All of the Bank’s investment securities are classified as available for sale.

Types of Investments

Securities

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

December 31,
2004	2003
(Dollars in Thousands)

U. S. Government and agency securities	$7,237	$5,363
State and municipal securities	1,131	1,162
Corporate debt securities	2,082	3,234
Mortgage-backed securities	1,609	5,558
Restricted stock	844	408
	$12,903	$15,725

Maturities

The amounts of the securities available for sale in each category as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Restricted stock is included in the classification “after ten years.”

U. S. Treasury
And Other U. S.
Government Agencies,
Corporations and Restricted Stock	State and Political Subdivisions
Yield		Yield
Amount (1)	Amount	(1) (2)
(Dollars in Thousands)

Maturity:
One year or less	$503	6.20%	$-	-%
After one year through five years	10,013	3.94	970	6.12
After five years through ten years	-	-	-	-
After ten years	1,256	4.35	161	6.65
	$11,772	4.06%	$1,131	6.19%

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

Loan Portfolio

Types of Loans

Management believes that the Bank’s loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 62% of the Bank’s loan portfolio as of December 31, 2004. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2004	2003
	(Dollars in Thousands)

Commercial, financial and agricultural	$16,104	$16,156
Real estate - construction	26,135	14,828
Real estate - mortgage	86,110	74,925
Consumer	9,875	10,887
Overdrafts	53	38
	138,277	116,834
Less reserve for possible loan losses	(2,058)	(1,758)
Loans, net	$136,219	$115,076

Maturities and Sensitivity to Changes in Interest Rates

The maturities of the indicated loans at December 31, 2004 are shown in the following table according to maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.

	Maturing
	One year or less	After one year through five years	After five years	Total
	(Dollars in Thousands)
Commercial, financial and agricultural	$17,052	$8,877	$206	$26,135
Real estate - construction	11,211	4,711	182	16,104

The following table summarizes the loans presented in the table above at December 31, 2004 that mature after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in
Thousands)

Predetermined interest rates	$6,646
Floating or adjustable interest rates	7,330
$13,976

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

	December 31, (Dollars in Thousands)
	2004	2003

Loans accounted for on a nonaccrual basis	$631	$596

Installment loans and term loans contractually
past due ninety days or more as to interest
or principal payments and still accruing	54	102

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

Additional interest income of $29,000 in 2004 would have been recorded if all loans accounted for on a non-accrual basis in the table above had been current in accordance with their original terms. No interest income has been recognized in 2004 on loans accounted for on a non-accrual basis.

Summary of Loan Loss Experience

The allowance for loan losses represents a reserve for potential losses in the Bank’s loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. The Bank segregates its loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the Bank further segregates its loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

The Bank has developed a methodology for determining the adequacy of the loan loss reserve, which is reviewed monthly by the Board of Directors. Procedures provide for the assignment of a risk rating for every loan included in the Bank’s total loan portfolio, with the exception of home equity and personal lines of credit. The risk rating schedule provides eight ratings of which four ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer. As a result of loan reviews certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $540,000 in 2004 and $600,000 in 2003. The decrease in the provision for loan losses in 2004 resulted from a decrease in net charge-offs in 2004 and an improvement in the quality of the loan portfolio.

The Bank’s allowance for loan losses was $2,058,000 at December 31, 2004, representing 1.49% of year end total loans outstanding compared to $1,758,000 at December 31, 2003, which represented 1.50% of year end total loans outstanding. Management considers the allowance for loan losses adequate to cover anticipated loan losses.

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

At December 31, (Dollars in Thousands)
2004		2003
Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans

Commercial, financial and agricultural	$720	35%	$439	25%
Real estate - construction	412	20	527	30
Real estate - mortgage	308	15	440	25
Consumer	618	30	352	20
	$2,058	100%	$1,758	100%
The following table presents an analysis of the Bank’s loan loss experience for the periods indicated:

	December 31,
	2004	2003
	(Dollars in Thousands)

Average amount of loans outstanding	$127,948	$111,166

Balance of reserve for possible loan
losses at beginning of period	$1,758	$1,426

Charge-offs:
Commercial, financial and
Agricultural	135	238
Real estate -construction	1	—
Real estate -mortgage	57	162
Consumer	127	86
Recoveries:
Commercial, financial and
Agricultural	24	73
Real estate - construction	—	—
Real estate - mortgage	27	124
Consumer	29	21
Net charge-offs	240	268

Additions to reserve charged to
operating expenses	540	600

Balance of reserve for possible
loan losses at end of period	$2,058	$1,758

Ratio of net loan charge-offs
to average loans	0.19%	0.24%

Deposits
Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

Year Ended December 31,
2004		2003
Amount	Rate	Amount	Rate
(Dollars in Thousands)

Noninterest-bearing demand deposits	$23,849	-%	$21,029	-%
Interest-bearing demand and savings deposits	37,356	0.71	32,572	0.75
Time deposits	72,390	2.27	75,193	2.88
Total deposits	$133,595		$128,794

The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$11,074
Over three months through six months	7,528
Over six months through twelve months	16,851
Over twelve months	8,886
Total	$44,339

Return on Assets and Shareholders’ Equity

The following rate of return information for the periods indicated is presented below.

	Year Ended December 31,
	2004	2003

Return on assets (1)	1.27%	1.18%

Return on equity (2)	15.52	15.07

Dividends payout ratio (3)	9.24	10.92

Equity to assets ratio (4)	8.19	7.82

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company. have concluded, based on their evaluation as of December 31, 2004, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and the Chief Financial Officer.

ITEM 8B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information appearing under the headings “Election of Directors,” “Executive Officers” and “Section 16(a), Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2005 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 19, 2005, is incorporated herein by reference. In addition, the Company has adopted a code of ethics, which is entitled “Code of Conduct for Senior Executive and Financial Officers,” that applies to the Company’s chief executive officer and chief financial officer, a copy of which is filed as Appendix A to the Company’s 2004 Proxy Statement and incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the headings “Equity Compensation Plan Information” and “Principal Shareholders” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.    EXHIBITS

(a)	1. The following financial statements of the Company as of and for the years ended December 31, 2004 and 2003 are filed and incorporated herein by reference as part of this Report:

2. The following exhibits are filed or incorporated by reference as part of this Report:

Exhibit No.	Description

2.1
Plan of Reorganization and Agreement to Merge, dated as of April 25, 2000, by and among the Company, FMB Interim Corp. and Farmers & Merchants Bank (Incorporated herein by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on February 27, 2001). (With regard to applicable cross references in this Report on Form 10-KSB, the Company’s Proxy Statements, Current, Quarterly, and Annual Reports, unless otherwise noted, are filed with the Commission under File No. 000-32399 and incorporated herein by reference).

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on February 27, 2001)

3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form 8-K filed on February 27, 2001).

10.1*	1998 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.2*	Form of Director Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

Exhibit No.	Description

10.3*
Employment Agreement by and between Farmers & Merchants Bank and Charles R. Nessmith. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.4*
Deferred Compensation Agreement by and between Farmers & Merchants Bank and Frank C. Rozier III. (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.5*
Deferred Compensation Agreement by and between Farmers & Merchants Bank and Gerald M. Edenfield. (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.6*
Deferred Compensation Agreement by and between Farmers & Merchants Bank and Leonard H. Blount. (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

14.1	Code of Conduct (Incorporated by reference to Appendix A of the Company’s 2004 Proxy Statement on Form Def 14A filed on April 29, 2004).

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

*Compensation Plan or arrangement required to be listed as an Exhibit to Form 10-KSB.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Fees Paid to Independent Accounting Firms” in the 2005 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC.

Date: March 29 , 2005	By:	/s/ Charles R. Nessmith
Charles R. Nessmith President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles R. Nessmith	Director, President and	March 29 , 2005
Charles R. Nessmith	Chief Executive Officer (principal executive officer)

/s/ Dwayne E. Rocker	Secretary
Dwayne E. Rocker	(principal financial and accounting officer)	March 29 , 2005

/s/ Frank C. Rozier	Chairman of the Board of Directors	March 29 , 2005
Frank C. Rozier

/s/ Leonard H. Blount	Director	March 29 , 2005
Leonard H. Blount

/s/ F. Wendell Brannen	Director	March 29 , 2005
F. Wendell Brannen

/s/ R. Earl Dabbs	Director	March 29 , 2005
R. Earl Dabbs

/s/ Gerald M. Edenfield	Director	March 29 , 2005
Gerald M. Edenfield

/s/ William Hatcher	Director	March 29 , 2005
William Hatcher

/s/ William B. Nessmith	Director	March 29 , 2005
William B. Nessmith

/s/ Andrew C. Oliver	Director	March 29 , 2005
Andrew C. Oliver

/s/ Billy G. Tyson	Director	March 29 , 2005
Billy G. Tyson

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2004

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of comprehensive income	F-4
Consolidated statements of stockholders' equity	F-5
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7-26

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
FMB Equibanc, Inc.
Statesboro, Georgia

We have audited the accompanying consolidated balance sheets of FMB Equibanc, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMB Equibanc, Inc. and Subsidiaries, as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia
January 27, 2005

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands)

Assets	2004	2003

Cash and due from banks	$3,235	$5,221
Interest-bearing deposits at other financial institutions	33	27
Federal funds sold	9,267	58
Securities available for sale	12,059	15,317
Restricted equity securities, at cost	844	408

Loans	138,277	116,834
Less allowance for loan losses	2,058	1,758
Loans, net	136,219	115,076

Premises and equipment, net	2,759	2,699
Other assets	2,584	1,810

Total assets	$167,000	$140,616

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$26,132	$22,576
Interest-bearing	115,277	105,246
Total deposits	141,409	127,822

Other borrowings	11,423	442
Other liabilities	798	628
Total liabilities	153,630	128,892

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	9,860	8,078
Accumulated other comprehensive income	72	208
Total stockholders' equity	13,370	11,724

Total liabilities and stockholders' equity	$167,000	$140,616

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Dollars in Thousands, Except Per Share Amounts)

	2004	2003
Interest income:
Loans, including fees	$7,732	$7,040
Securities:
Taxable	441	672
Nontaxable	45	45
Federal funds sold	100	42
Interest-bearing deposits at other financial institutions	1	26
Total interest income	8,319	7,825

Interest expense:
Deposits	1,910	2,412
Other borrowings	151	26
Total interest expense	2,061	2,438

Net interest income	6,258	5,387
Provision for loan losses	540	600
Net interest income after provision for loan losses	5,718	4,787

Other income:
Service charges on deposit accounts	1,035	1,011
Other service charges, commissions and fees	191	139
Securities losses, net	(12)	-
Mortgage origination fees	604	563
Other operating income	21	24
Total other income	1,839	1,737

Other expenses:
Salaries and employee benefits	2,323	2,029
Occupancy and equipment expense	487	475
Office supplies	122	114
Data processing fees	306	287
Professional fees	148	266
Advertising and public relations	234	192
Other operating expenses	866	758
Total other expenses	4,486	4,121

Income before income taxes	3,071	2,403

Income tax expense	1,108	742

Net income	$1,963	$1,661

Basic earnings per share	$5.41	$4.58

Diluted earnings per share	$5.36	$4.54

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Dollars in Thousands)

	2004	2003

Net income	$1,963	$1,661

Other comprehensive income (loss):
Unrealized holding losses arising during the period,
net of tax benefits of $95 and $81, respectively	(143)	(122)

Reclassification adjustment for losses realized in net income,
net of tax benefit of $5 in 2004	7	-

Other comprehensive loss	(136)	(122)

Comprehensive income	$1,827	$1,539

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Dollars in Thousands)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2002	362,600	$362	$3,076	$6,598	$330	$10,366
Net income	-	-	-	1,661	-	1,661
Dividends declared,
$0.50 per share	-	-	-	(181)	-	(181)
Other comprehensive loss	-	-	-	-	(122)	(122)
Balance, December 31, 2003	362,600	362	3,076	8,078	208	11,724
Net income	-	-	-	1,963	-	1,963
Dividends declared,
$0.50 per share	-	-	-	(181)	-	(181)
Other comprehensive loss	-	-	-	-	(136)	(136)
Balance, December 31, 2004	362,600	$362	$3,076	$9,860	$72	$13,370

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Dollars in Thousands)

	2004	2003
OPERATING ACTIVITIES
Net income	$1,963	$1,661
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	256	244
Provision for loan losses	540	600
Loss on sales of securities	12	-
Deferred income taxes	(96)	(220)
(Increase) decrease in interest receivable	(191)	119
Increase (decrease) in interest payable	101	(102)
Other operating activities, net	157	37

Net cash provided by operating activities	2,742	2,339

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(6)	(27)
Purchases of securities available for sale	(8,789)	(7,150)
Proceeds from maturities of securities available for sale	7,199	11,270
Proceeds from sale of securities available for sale	4,071	-
Net (increase) decrease in federal funds sold	(9,209)	13,167
Net increase in loans	(22,065)	(17,115)
Purchase of premises and equipment	(316)	(756)

Net cash used in investing activities	(29,115)	(611)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	13,587	(320)
Principal repayments on other borrowings	(3,519)	(17)
Proceeds from other borrowings	14,500	20
Dividends paid	(181)	(181)

Net cash provided by (used in) financing activities	24,387	(498)

Net increase (decrease) in cash and due from banks	(1,986)	1,230

Cash and due from banks at beginning of year	5,221	3,991

Cash and due from banks at end of year	$3,235	$5,221

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,960	$2,540

Income taxes	$1,138	$984

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$322	$160

Financed sales of other real estate owned	$-	$145

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

FMB Equibanc, Inc. (the “Company”) is a one-bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Farmers & Merchants Bank (the “Bank”). The Bank is located in Statesboro, Bulloch County, Georgia with the main office and one branch located in Statesboro and one branch located in Brooklet, Georgia. The Bank provides a full range of banking services to individual and corporate customers in its primary market area of Bulloch County, Georgia and surrounding counties. In 2004, the Company formed a wholly-owned real-estate subsidiary, FMB Properties, Inc., to handle all purchases and sales of foreclosed assets.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its two subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from interest-bearing deposits at other financial institutions, loans, federal funds sold and deposits are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $896,000 and $785,000 at December 31, 2004 and 2003, respectively.

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

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the outstanding principal balance.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash-basis or cost-recovery method until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based in current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

Building	39.5 years
Furniture and equipment	3 to 7 years

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The Company carried $322,000 in other real estate owned at December 31, 2004. There were no amounts carried in other real estate owned at December 31, 2003.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands, Except Per Share Amounts)

Net income, as reported	$1,963	$1,661
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	-
Pro forma net income	$1,963	$1,661
Earnings per share:
Basic - as reported	$5.41	$4.58
Basic - pro forma	$5.41	$4.58
Diluted - as reported	$5.36	$4.54
Diluted - pro forma	$5.36	$4.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of only stock options.

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

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). This Statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted or vesting after the required effective date and to awards modified, repurchased or cancelled after that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.        SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2004:
U. S. Treasury and U. S.
Government agencies	$7,246	$10	$(19)	$7,237
Mortgage-backed securities	1,601	17	(9)	1,609
State and municipal securities	1,087	44	-	1,131
Corporate bonds	2,005	77	-	2,082
	$11,939	$148	$(28)	$12,059

December 31, 2003:
U. S. Treasury and U. S.
Government agencies	$5,328	$35	$-	$5,363
Mortgage-backed securities	5,519	43	(4)	5,558
State and municipal securities	1,095	67	-	1,162
Corporate bonds	3,029	205	-	3,234
	$14,971	$350	$(4)	$15,317

The amortized cost and fair value of securities available for sale as of December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due within one year	$501	$503
Due from one to five years	9,682	9,786
Due from five to ten years	-	-
Due after ten years	155	161
Mortgage-backed securities	1,601	1,609
	$11,939	$12,059

Securities with a carrying value of $7,192,000 and $7,828,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.        SECURITIES (Continued)

Gains and losses on sales of securities available for sale consist of the following (dollars in thousands):

	Years Ended December 31,
	2004	2003

Gross gains	$26	$-
Gross losses	(38)	-
Net realized losses	$(12)	$-

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004 and 2003 (dollars in thousands).

	Less Than 12 Months
Description of Securities	Fair Value	Unrealized Losses

December 31, 2004:
U. S. Treasury and U. S. Government agencies	$4,253	$19
Mortgage-backed securities	822	9
Total temporarily impaired securities	$5,075	$28

December 31, 2003:
Mortgage-backed securities	$848	$4

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses in the table above are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.        LOANS

The composition of loans is summarized as follows (dollars in thousands)

	December 31,
	2004	2003

Commercial, financial and agricultural	$16,104	$16,156
Real estate - construction	26,135	14,828
Real estate - mortgage	86,110	74,925
Consumer	9,875	10,887
Overdrafts	53	38
Total loans	138,277	116,834
Allowance for loan losses	(2,058)	(1,758)
Loans, net	$136,219	$115,076

Changes in the allowance for loan losses are as follows (dollars in thousands):

	Years Ended December 31,
	2004	2003
Balance, beginning of year	$1,758	$1,426
Provision for loan losses	540	600
Loans charged off	(320)	(486)
Recoveries of loans previously charged off	80	218
Balance, end of year	$2,058	$1,758

The following is a summary of information pertaining to impaired loans (dollars in thousands):

	As of and for the Years Ended December 31,
	2004	2003
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	631	596
Total impaired loans	$631	$596
Valuation allowance related to impaired loans	$99	$117
Average investment in impaired loans	$809	$451
Interest income recognized on impaired loans	$3	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.        LOANS (Continued)

Loans on nonaccrual status amounted to approximately $631,000 and $596,000 at December 31, 2004 and 2003, respectively. Loans past due ninety days or more and still accruing interest amounted to $54,000 and $102,000 at December 31, 2004 and 2003, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2004 are as follows (dollars in thousands):

Balance, beginning of year	$1,783
Advances	873
Repayments	(1,432)
Balance, end of year	$1,224

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (dollars in thousands):

	December 31
	2004	2003

Land	$953	$953
Buildings	2,356	2,359
Furniture and equipment	1,667	1,864
Construction in progress; estimated cost to complete, $1,622	30	53
Total cost	5,006	5,229
Accumulated depreciation	(2,247)	(2,530)
Net book value	$2,759	$2,699

Leases

During 2003 the Company entered into two noncancelable operating lease agreements for purposes of erecting two drive-up ATMs. Each lease has an initial lease term of five years with one five year renewal option. Rental expense under both leases amounted to $7,200 and $1,200 for the years ended December 31, 2004 and 2003, respectively.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2005	$7,200
2006	7,200
2007	7,200
2008	6,000
$27,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.        DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $44,339,000 and $35,715,000, respectively. The scheduled maturities of time deposits at December 31, 2004 are as follows (dollars in thousands):

2005	$63,180
2006	11,156
2007	4,930
2008	20
$79,286

At December 31, 2004, the Company held brokered time deposits in the amount of $6,837,000. The Company had no brokered time deposits at December 31, 2003.

NOTE 6.        OTHER BORROWINGS

Other borrowings consist of the following (dollars in thousands):

	December 31,
	2004	2003

Federal Home Loan Bank advance with interest payable
monthly at a fixed rate of 2.17% maturing October 2005.	$2,000	$-
Federal Home Loan Bank advance with interest payable
monthly at a fixed rate of 2.65% maturing April 2006.	2,000	-
Federal Home Loan Bank advance with interest payable every
three months at a variable interest rate of 2 basis points above
3 month LIBOR (2.30% at December 31, 2004), maturing May 2006.	4,000	-
Federal Home Loan Bank advance with interest payable every
three months at a variable interest rate of 2 basis points above
3 month LIBOR (2.08% at December 31, 2004), maturing July 2006.	3,000	-
Federal Home Loan Bank advance with interest and
principal payable monthly through December 2008
at a fixed interest rate of 5.48%.	409	424
Note payable to Ford Motor Credit with principal payable
through May 2008, 0% interest rate, secured by a
bank-owned vehicle.	14	18
	$11,423	$442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.        OTHER BORROWINGS (Continued)

Contractual maturities of other borrowings as of December 31, 2004 are as follows (dollars in thousands):

2005	$2,021
2006	9,022
2007	23
2008	357
$11,423

Advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $33,163,000.

The Company and the Bank have available unused lines of credit with various financial institutions totaling $13,959,000 at December 31, 2004. There were no other advances outstanding at December 31, 2004 or 2003.

NOTE 7.        EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were approximately $43,000 and $38,000 for the years ended December 31, 2004 and 2003, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan providing for death and retirement benefits for certain directors. The estimated amounts to be paid under the compensation plan have been partially funded through the purchase of either life insurance policies or annuities contracts on the participating directors. Accrued deferred compensation of $242,000 and $232,600 is included in other liabilities as of December 31, 2004 and 2003, respectively. Cash surrender values of $246,000 and $236,900 on the insurance policies is included in other assets at December 31, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.        STOCK-BASED COMPENSATION (Continued)

Other pertinent information related to the options is as follows:

	2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	6,000	$15.27	6,000	$15.27
Granted	-	-	-	-
Exercised	-	-	-	-
Terminated	-	-	-	-
Outstanding at end of year	6,000	$15.27	6,000	$15.27

Options exercisable at year-end	6,000	$15.27	6,000	$15.27
Weighted-average fair value of options
granted during the year		$-		$-

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$15.27	6,000	3.0 years	$15.27	6,000	$15.27

NOTE 9        INCOME TAXES

The components of income tax expense are as follows (dollars in thousands):

	Years Ended December 31,
	2004	2003

Current	$1,204	$962
Deferred	(96)	(220)
	$1,108	$742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.        INCOME TAXES (Continued)

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows (dollars in thousands):

	Years Ended December 31,
	2004	2003

Tax provision at statutory federal rate	$1,044	$817
Tax-exempt income	(14)	(14)
State income taxes	89	69
Other	(11)	(130)
Income tax expense	$1,108	$742

The components of deferred income taxes are as follows (dollars in thousands):

	Years Ended December 31,
	2004	2003

Deferred tax assets:
Loan loss reserves	$673	$553
Deferred compensation	92	87
Nonaccrual interest	18	18
	783	658

Deferred tax liabilities:
Depreciation	180	151
Securities available for sale	48	138
	228	289

Net deferred tax assets	$555	$369

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.     EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003

Net income	$1,963,000	$1,661,000

Weighted average number of common shares outstanding	362,600	362,600
Effect of dilutive options	3,455	3,455
Weighted average number of common shares outstanding
used to calculate dilutive earnings per share
	366,055	366,055

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

	December 31,
	2004	2003

Commitments to extend credit	$22,835	$13,838
Financial standby letters of credit	651	491
	$23,486	$14,329

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

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

At December 31, 2004 and 2003, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2004 and 2003.

At December 31, 2004 and 2003, the Company had guaranteed the debt of certain customers’ liabilities at another financial institution totaling $35,000. These guarantees represent the available credit line of those certain Bank customers. The Company has not been required to perform on any of these guarantees for the years ended December 31, 2004 and 2003. Credit card commitments are unsecured.

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

81.2% percent of the Company's loan portfolio is concentrated in loans secured by real estate primarily in the Company's market area. Accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in the Company's market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, or approximately $2,000,000.

The Bank has a concentration of funds on deposit at The Bankers Bank at December 31, 2004 and 2003 as follows (dollars in thousands).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.      CONCENTRATIONS OF CREDIT (Continued)

Concentration over insured limits (dollars in thousands):

	2004	2003

Noninterest-bearing accounts	$1,270	$3,677
Federal funds sold	9,267	58
	$10,537	$3,735

NOTE 13.      REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, approximately $994,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined and of Tier I capital to average assets. Management believes, as of December 31, 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized Farmers & Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. REGULATORY MATTERS (Continued)

The Company and Bank’s actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$14,962	11.3%	$10,620	8.0%	N/A	N/A
Farmers & Merchants Bank	$14,530	11.0%	$10,594	8.0%	$13,243	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$13,298	10.0%	$5,310	4.0%	N/A	N/A
Farmers & Merchants Bank	$12,870	9.7%	$5,297	4.0%	$7,946	6.0%
Tier I Capital to Average Assets:
Consolidated	$13,298	8.1%	$6,565	4.0%	N/A	N/A
Farmers & Merchants Bank	$12,870	7.8%	$6,558	4.0%	$8,197	5.0%

As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$12,878	11.9%	$8,690	8.0%	N/A	N/A
Farmers & Merchants Bank	$12,806	11.8%	$8,685	8.0%	$10,856	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$11,516	10.6%	$4,345	4.0%	N/A	N/A
Farmers & Merchants Bank	$11,444	10.5%	$4,342	4.0%	$6,514	6.0%
Tier I Capital to Average Assets:
Consolidated	$11,516	8.2%	$5,607	4.0%	N/A	N/A
Farmers & Merchants Bank	$11,444	8.2%	$5,605	4.0%	$7,006	5.0%

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

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks, interest-
bearing deposits at other financial
institutions and federal funds sold	$12,535	$12,535	$5,306	$5,306
Securities	12,903	12,903	15,725	15,725
Loans	136,219	136,305	115,076	118,700
Accrued interest receivable	1,229	1,229	1,038	1,038

Financial liabilities:
Deposits	141,409	141,349	127,822	128,417
Other borrowings	11,423	11,412	442	483
Accrued interest payable	289	289	188	188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.     PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2004 and 2003 and statements of income and cash flows of FMB Equibanc, Inc. for the periods ended December 31, 2004 and 2003 (dollars in thousands).

CONDENSED BALANCE SHEETS

	2004	2003
Assets
Cash	$33	$37
Investment in subsidiaries	13,263	11,652
Other assets	76	60
Total assets	$13,372	$11,749

Accounts payable	$2	$25

Stockholders’ equity	13,370	11,724

Total liabilities and stockholders’ equity	$13,372	$11,749

CONDENSED STATEMENTS OF INCOME
	2004	2003

Income, dividends from subsidiaries	$563	$266

Expenses, other	42	145

Income before income tax benefit and equity
in undistributed income of subsidiaries	521	121

Income tax benefit	16	60

Income before equity in undistributed income
of subsidiaries	537	181

Equity in undistributed income of subsidiaries	1,426	1,480

Net income	$1,963	$1,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003

OPERATING ACTIVITIES
Net income	$1,963	$1,661
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed income of subsidiaries	(1,426)	(1,480)
Other operating activities	(38)	34

Net cash provided by operating activities	499	215

INVESTING ACTIVITIES
Capital injection in non-bank subsidiary	(322)	-

Net cash used in investing activities	(322)	-

FINANCING ACTIVITIES
Dividends paid	(181)	(181)

Net cash used in financing activities	(181)	(181)

Net increase (decrease) in cash	(4)	34

Cash at beginning of period	37	3

Cash at end of year	$33	$37