Form 10QSB
period 2005-03-31
FMB EQUIBANC INC
filed 2005-05-16
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No. 000-32399

FMB EQUIBANC, INC.
(Name of Small Business Issuer in its Charter)

Georgia	58-2582553
(State of Incorporation)	(I.R.S. Employer Identification
Number)

201 North Main Street
Statesboro, Georgia	30458
(Address of Principal Executive Offices)	(Zip Code)

(912) 489-2600
(Issuer’s Telephone Number, Including Area Code)
____________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ( X )  No   (   )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2005
Common Stock, $1.00 par value	362,600

Transitional Small Business Disclosure Format (check one):
Yes (  )  No ( X )

FMB EQUIBANC, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	March 31,	December 31,
Assets	2005	2004

Cash and due from banks	$3,612	$3,235
Interest-bearing deposits at other financial institutions	49	33
Federal funds sold	6,844	9,267
Securities available for sale	11,671	12,059
Restricted equity securities, at cost	986	844

Loans	147,141	138,277
Less allowance for loan losses	2,286	2,058
Loans, net	144,855	136,219

Premises and equipment, net	3,044	2,759
Other real estate owned	193	322
Other assets	2,434	2,262

Total assets	$173,688	$167,000

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$25,755	$26,132
Interest-bearing	119,709	115,277
Total deposits	145,464	141,409

Other borrowings	13,418	11,423
Other liabilities	1,057	798
Total liabilities	159,939	153,630

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	10,348	9,860
Accumulated other comprehensive income (loss)	(37)	72
Total stockholders' equity	13,749	13,370

Total liabilities and stockholders' equity	$173,688	$167,000

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2005	2004
Interest income:
Loans, including fees	$2,256	$1,778
Securities:
Taxable	109	124
Nontaxable	11	11
Federal funds sold	45	8
Total interest income	2,421	1,921

Interest expense:
Deposits	650	424
Other borrowings	77	11
Total interest expense	727	435

Net interest income	1,694	1,486
Provision for loan losses	125	165
Net interest income after provision for loan losses	1,569	1,321

Other income:
Service charges on deposit accounts	220	256
Mortgage origination fees	107	138
Other service charges, commissions and fees	65	47
Other operating income	8	3

Total other income	400	444

Other expense:
Salaries and employee benefits	555	541
Occupancy and equipment expense	128	122
Other operating expenses	424	395
Total other expenses	1,107	1,058

Income before income taxes	862	707

Income tax expense	314	257

Net income	$548	$450

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	(109)	19

Comprehensive Income	$439	$469

Basic earnings per share	$1.51	$1.24

Diluted earnings per share	$1.50	$1.23

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in Thousands)
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$548	$450
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	64	66
Provision for loan losses	125	165
Net (increase) decrease in interest receivable	(24)	21
Net increase (decrease) in interest payable	100	(23)
Other operating activities, net	57	123

Net cash provided by operating activities	870	802

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(16)	(9)
Purchases of securities available for sale	(1,123)	(112)
Proceeds from maturities of securities available for sale	684	488
Proceeds from sale of securities available for sale	501	-
Net (increase) decrease in federal funds sold	2,423	(5,159)
Net increase in loans	(8,645)	(4,567)
Purchase of premises and equipment	(350)	(63)
Proceeds from sale of repossessed assets	43	-

Net cash used in investing activities	(6,483)	(9,422)

FINANCING ACTIVITIES
Net increase in deposits	4,055	3,151
Principal repayments on other borrowings	(5)	(1)
Proceeds from other borrowings	2,000	3,997
Dividends paid	(60)	(45)

Net cash provided by financing activities	5,990	7,102

Net increase (decrease) in cash and due from banks	377	(1,518)

Cash and due from banks at beginning of year	3,235	5,221

Cash and due from banks at end of year	$3,612	$3,703

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$627	$458

Income taxes	$36	$-

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$-	$129

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto and the Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

2.	ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company has followed those policies in preparing this report.

3.	COMMON STOCK

The par value of the Company’s common stock is $1 per share, and 10,000,000 shares are authorized. The Company’s wholly-owned bank subsidiary may pay dividends to the Company in any year up to 50% of the previous year’s net income, or $1,989,000 in 2004, without the approval of the Georgia Department of Banking and Finance.

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares. Potential common shares consist of stock options.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended March 31,
	2005	2004

Net Income	$548,000	$450,000

Weighted average number of common
shares outstanding	362,600	362,600
Effect of dilutive options	3,455	3,455

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,055	366,055

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.    Management’s Discussion and Analysis or Plan of Operation

FMB EQUIBANC, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE
THREE MONTHS ENDED MARCH 31, 2005

This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (the “Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc. FMB Properties, Inc. was formed during 2004 as a real estate holding entity to acquire, hold and sell properties as a result of loan foreclosures of the Bank and currently holds $193,000 in Other Real Estate owned. The narrative that follows refers to the operations of the Bank.

For a discussion of the Company’s critical accounting policies, reference is made to Management’s Discussion and Analysis or Plan of Operation of the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. There have been no changes in the critical accounting policies since December 31, 2004.

FINANCIAL CONDITION

The Company functions primarily as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $8,645,000 or 5.9% since December 31, 2004. Investment securities have decreased $388,000 or 3.2% while the total of federal funds sold and interest-bearing deposits in other banks have decreased $2,407,000 or 25.9% since year-end.

Total assets have increased $6,688,000 or 4.0% since year-end, while deposits have increased $4,055,000 or 2.9%. Demand deposits have decreased $377,000 or 1.4% while interest-bearing deposits have increased $4,432,000 or 3.8%. This growth in deposits coupled with the decreases in investment securities and federal funds sold, have funded the growth in loans since December 31, 2004.

Allowance for Loan Losses

The Bank’s allowance for loan losses was $2,286,000 at March 31, 2005, compared to $2,058,000 at December 31, 2004. The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. The Bank segregates its loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, The Bank further segregates its loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

The Bank has developed a methodology for determining the adequacy of the loan loss reserve, which is reviewed monthly by the Bank’s Board of Directors. Procedures provide for the assignment of a risk rating for every loan included in the Bank’s total loan portfolio, with the exception of home equity and personal lines of credit. The risk rating schedule provides eight ratings of which four ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer. As a result of loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company and the Bank to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments (principally federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, the Bank maintains relationships with correspondent banks which could provide funds to it on short notice, if needed.

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2005 were considered satisfactory. At that date, cash and due from banks totaled $3,661,000, an increase of $393,000 from December 31, 2004. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the three months ended March 31, 2005, the Company increased its capital by retaining net earnings of $488,000 after payment of dividends. After recording a decrease in capital of $109,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $379,000 during the first three months of 2005. At March 31, 2005, total capital of the Company amounted to $13,749,000.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies. The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under accounting principles generally accepted in the United States of America less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Bank’s capital ratios and the required minimums at March 31, 2005 are presented below:

	Minimum
	Regulatory Requirement	Actual

Total capital to risk adjusted assets	8.00%	10.92%

Tier 1 Capital to risk adjusted assets	4.00%	9.67%

Tier 1 leverage ratio (to average assets)	4.00%	7.83%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 7.9% at March 31, 2005 and 8.0% at December 31, 2004.

At March 31, 2005, the Company had $1,050,000 in binding commitments for capital expenditures.  These expenditures represent amounts for the construction of a new branch office and renovation of an existing branch office. Both of these construction projects will be completed during 2005.

RESULTS OF OPERATIONS

The Company’s principal asset is its ownership of Farmers & Merchants Bank (the “Bank”). Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, such as loans and investments, less the interest expense incurred on interest-bearing liabilities, such as customer deposits and borrowed funds. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Bank is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts, other fees and origination of mortgage loans. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

The Company’s consolidated net income for the three months ended March 31, 2005 was $548,000 (basic earnings per share of $1.51) compared to net income of $450,000 (basic earnings per share of $1.24) for the three months ended March 31, 2004, representing an increase of $98,000 or 21.8%.

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $208,000 or 14.0% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase is primarily a result of an increase in interest income of $500,000 or 26.0% as compared with the three months ended March 31, 2004, offset by an increase in interest expense of $292,000 or 67.1% as compared with the three months ended March 31, 2004.

Interest Income

Total interest income increased $500,000 or 26.0% in the first three months of 2005 as compared to the first three months of 2004. Interest on loans increased $478,000 or 26.9% in the first three months of 2005 as compared to the first three months of 2004, as a result of an increase in the year-to-date average balance of loans outstanding of approximately $24,640,000 as well as an increase in yield on the loan portfolio from 6.0% through March 31, 2004 to 6.4% through March 31, 2005. Interest on investments decreased $15,000 or 11.1% in the first three months of 2005 as compared to the first three months of 2004, primarily as a result of a decrease in the average balance of the investment portfolio of approximately $2,961,000 offset by an increase in yield on the portfolio from 3.5% to 3.9%. During the first three months of 2005, total interest on federal funds sold and interest-bearing deposits in other banks increased $37,000, from $8,000 during the first three months of 2004 to $45,000 during the first three months of 2005. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an approximate $4,240,000 increase in the year-to-date average balance of these investments as well as an increase in the yield on the investment from approximately 0.90% during the first quarter of 2004 to approximately 2.4% during the first quarter of 2005.

Interest Expense

Total interest expense for the first three months of 2005 increased $292,000 or 67.1% from the first three months of 2004. Interest on deposits increased $226,000 or 53.3% during the first three months of 2005 as compared to the first three months of 2004. This increase is attributable to an increase of approximately $12,602,000 in the average balance of interest-bearing deposits from the first three months of 2004 as compared to the first three months of 2005 as well as an increase in the cost of these deposits from 1.6% during the first three months of 2004 to 2.2% during the first three months of 2005. Interest on total borrowed funds increased $66,000 from the first three months of 2004 to the first three months of 2005, as a result of an increase in the average balance of borrowed funds of approximately $9,844,000 from the first three months of 2004 to the first three months of 2005.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $125,000 and $165,000 during the three months ended March 31, 2005 and 2004, respectively, a decrease of $40,000. At March 31, 2005 the allowance for loan losses was 1.55% of outstanding loans. Recoveries, net of charge-offs, for the three months ended March 31, 2005 amounted to $103,000 as compared to charge-offs, net of recoveries, of $74,000 for the three months ended March 31, 2004. During the first quarter of 2005, the Bank recovered $103,000 on one specific loan.

Nonperforming loans were $711,000 at March 31, 2005 and $685,000 at December 31, 2004. At March 31, 2005, the $711,000 in nonperforming loans consisted only of loans in nonaccrual. At December 31, 2004, the $685,000 in nonperforming loans consisted of $631,000 in nonaccrual loans and $54,000 in loans past due over 90 days and still accruing interest.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
	(Dollars in Thousands)

Service charges on deposit accounts	$220	$256
Mortgage origination fees	107	138
Other service charges, commissions and fees	65	47
Other operating income	8	3
	$400	$444

Total noninterest income decreased $44,000 or 9.9% during the first three months of 2005 from the first three months of 2004. This decrease is reflected in decreases of $31,000 in mortgage origination fees and of $36,000 in service charges on deposit accounts offset by an increase in other service charges, commissions and fees of $18,000. The decrease in mortgage fee income is the result of a decrease in the volume of mortgage lending activity. The decrease in service charges on deposit accounts is the result of a decrease in the volume of checks presented for payment against insufficient funds. The increase in other service charges, commissions and fees is the result of a change in the recording of income and expenses on ATM and “point of sale” transactions with debit and ATM cards. During 2004, the Bank’s third party processor changed the method of recording these items by remitting gross revenues and drafting for total expenses, whereas it previously would remit a net amount of income or expense, and only the net transaction was recorded by the Bank.

Following is a comparison of noninterest expense for the three months ended March 31, 2005 and 2004.

Three months ended March 31,
2005	2004
(Dollars in Thousands)

Salaries and employee benefits	$555	$541
Equipment and occupancy expense	128	122
Other operating expense	424	395
	$1,107	$1,058

Noninterest expense increased $49,000 or 4.6% in the first three months of 2005 as compared to the first three months of 2004. This increase is comprised of an increase in salary and employee benefits of $14,000, in occupancy and equipment expense of $6,000 and in other expense of $29,000. The increase in salary and employee benefits is the result of ordinary salary increases for staff and additional staffing, offset by the reduction in mortgage commissions paid to mortgage originators. Mortgage originators were paid less commission in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 as a result of the decrease in the volume of mortgage loans closed. The $29,000 increase in other expenses is the result of a number of small increases over a number of line items included in other expense. The three largest increases are an increase in losses on the sale of repossessed assets of $8,000, an increase in legal fees of $5,000 and an increase in data processing expense of $5,000

Income Taxes

Income taxes for the three months ended March 31, 2005 increased $57,000 or 22.2% from those at March 31, 2004. This increase is the result of an increase in income before income taxes of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Lines of Credit

In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved in accordance with the Bank’s lending policy. The Bank has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Commitments to extend credit	$24,752	$22,835
Standby letters of credit	654	651
	$25,406	$23,486

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company is required to note the variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Company or state and federal banking regulations; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Company’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-QSB. The words “believe”, “expect”, “anticipate”, “project” and similar expressions signify such forward-looking statements.

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

ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Form 10-QSB Quarterly Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission file No. 000-32399))

3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission file No. 000-32399)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC. (Registrant)

DATE: May 10, 2005	By:	/s/ Charles R. Nessmith
Charles R. Nessmith President and Chief Executive Officer

DATE: May 10, 2005	By:	/s/ Dwayne E. Rocker
Dwayne E. Rocker Secretary