Form 10QSB
period 2005-06-30
FMB EQUIBANC INC
filed 2005-08-15
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10 -QSB

( X )    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 2005.

(     )    Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from ______________ to _______________

Commission File No. 000-32399

FMB EQUIBANC, INC.
(Name of Small Business Issuer in its Charter)

Georgia		58-2582553
(State of Incorporation)		(I.R.S. Employer Identification Number)

201 North Main Street Statesboro, Georgia		30458
(Address of Principal Executive Offices)		(Zip Code)

(912) 489-2600
(Issuer’s Telephone Number, Including Area Code)

                                                                              N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )   No (     )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2005
Common Stock, $1.00 par value	362,600

Transitional Small Business Disclosure Format (check one):
Yes (    )   No (  X  )

FMB EQUIBANC, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2005

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
Assets	2005	2004

Cash and due from banks	$4,284	$3,235
Interest-bearing deposits at other financial institutions	964	33
Federal funds sold	8,712	9,267
Securities available for sale	11,602	12,059
Restricted equity securities, at cost	1,031	844

Loans	153,874	138,277
Less allowance for loan losses	2,430	2,058
Loans, net	151,444	136,219

Premises and equipment, net	3,421	2,759
Other real estate owned	206	322
Other assets	2,616	2,262

Total assets	$184,280	$167,000

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$25,158	$26,132
Interest-bearing	129,430	115,277
Total deposits	154,588	141,409

Other borrowings	14,413	11,423
Other liabilities	890	798
Total liabilities	169,891	153,630

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	10,942	9,860
Accumulated other comprehensive income	9	72
Total stockholders' equity	14,389	13,370

Total liabilities and stockholders' equity	$184,280	$167,000

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2005	2004
Interest income:
Loans, including fees	$2,523	$1,835
Securities:
Taxable	113	131
Nontaxable	11	11
Federal funds sold	67	10
Interest-bearing deposits at other financial institutions	1	-
Total interest income	2,715	1,987

Interest expense:
Deposits	802	427
Other borrowings	98	31
Total interest expense	900	458

Net interest income	1,815	1,529
Provision for loan losses	125	165
Net interest income after provision for loan losses	1,690	1,364

Other income:
Service charges on deposit accounts	321	286
Mortgage origination fees	156	148
Other service charges, commissions and fees	51	45
Other operating income	5	3

Total other income	533	482

Other expense:
Salaries and employee benefits	612	562
Occupancy and equipment expense	125	129
Other operating expenses	453	419
Loss on sale of securities available for sale	-	12
Total other expenses	1,190	1,122

Income before income taxes	1,033	724

Income tax expense	380	263

Net income	$653	$461

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	46	(149)
Reclassification adjustment for losses realized in net income , net of tax	-	8

Comprehensive Income	$699	$320

Basic earnings per share	$1.80	$1.27

Diluted earnings per share	$1.78	$1.26

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2005	2004
Interest income:
Loans, including fees	$4,779	$3,613
Securities:
Taxable	222	255
Nontaxable	22	22
Federal funds sold	112	18
Interest-bearing deposits at other financial institutions	1	-
Total interest income	5,136	3,908

Interest expense:
Deposits	1,452	851
Other borrowings	175	42
Total interest expense	1,627	893

Net interest income	3,509	3,015
Provision for loan losses	250	330
Net interest income after provision for loan losses	3,259	2,685

Other income:
Service charges on deposit accounts	541	542
Mortgage origination fees	263	286
Other service charges, commissions and fees	116	92
Other operating income	13	6

Total other income	933	926

Other expense:
Salaries and employee benefits	1,167	1,103
Occupancy and equipment expense	253	251
Other operating expenses	877	814
Loss on sale of securities available for sale	-	12
Total other expenses	2,297	2,180

Income before income taxes	1,895	1,431

Income tax expense	694	520

Net income	$1,201	$911

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	(63)	(130)
Reclassification adjustment for losses realized in net income , net of tax	-	8

Comprehensive Income	$1,138	$789

Basic earnings per share	$3.31	$2.51

Diluted earnings per share	$3.28	$2.49

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in Thousands)
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$1,201	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125	133
Provision for loan losses	250	330
(Gain) loss on sales of securities available for sale	-	12
Loss on sales of other real estate owned	4	-
Net increase in interest receivable	(273)	(48)
Net increase (decrease) in interest payable	185	(9)
Other operating activities, net	(164)	8

Net cash provided by operating activities	1,328	1,337

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(931)	(15)
Purchases of securities available for sale	(1,168)	(4,093)
Proceeds from maturities of securities available for sale	832	5,346
Proceeds from sale of securities available for sale	501	4,071
Net (increase) decrease in federal funds sold	555	(7,833)
Net increase in loans	(15,381)	(11,804)
Purchase of premises and equipment	(788)	(197)
Proceeds from sale of repossessed assets	51	-

Net cash used in investing activities	(16,329)	(14,525)

FINANCING ACTIVITIES
Net increase in deposits	13,179	4,382
Principal repayments on other borrowings	(10)	(2)
Proceeds from other borrowings	3,000	7,993
Dividends paid	(119)	(91)

Net cash provided by financing activities	16,050	12,282

Net increase (decrease) in cash and due from banks	1,049	(906)

Cash and due from banks at beginning of year	3,235	5,221

Cash and due from banks at end of year	$4,284	$4,315

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,442	$902
Income taxes	$729	$540

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$13	$129
Loans granted to facilitate the sale of other real estate	$125	-

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net Income	$653,000	$461,000	$1,201,000	$911,000

Weighted average number of common
shares outstanding	362,600	362,600	362,600	362,600
Effect of dilutive options	3,455	3,455	3,455	3,455

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,055	366,055	366,055	366,055

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

FMB EQUIBANC, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE
SIX MONTHS ENDED JUNE 30, 2005

This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (the “Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc. FMB Properties, Inc. was formed during 2004 as a real estate holding entity to acquire, hold and sell properties as a result of loan foreclosures of the Bank and currently holds $206,000 in Other Real Estate owned. The narrative that follows refers to the operations of the Bank.

For a discussion of the Company’s critical accounting policies, reference is made to Management’s Discussion and Analysis or Plan of Operation of the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. There have been no changes in the critical accounting policies since December 31, 2004.

FINANCIAL CONDITION

The Company functions primarily as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $15,381,000 or 11.1% since December 31, 2004. Investment securities have decreased $457,000 or 3.8% while the total of federal funds sold and interest-bearing deposits in other banks have increased $376,000 or 4.0% since year-end.

Total assets have increased $17,280,000 or 10.3% since year-end, while deposits have increased $13,179,000 or 9.3%. Demand deposits have decreased $974,000 or 3.7% while interest-bearing deposits have increased $14,153,000 or 12.3%. The growth in deposits, coupled with the decreases in investment securities has funded the growth in loans since December 31, 2004.

Allowance for Loan Losses

The Bank’s allowance for loan losses was $2,430,000 at June 30, 2005, compared to $2,058,000 at December 31, 2004. The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans; with a particular emphasis on non-accruing, past due and other loans that management believes require attention. The Bank segregates its loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the bank further segregates its loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Bank’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2005 were considered satisfactory. At that date, cash and due from banks totaled $5,248,000, an increase of $1,980,000 from December 31, 2004. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the six months ended June 30, 2005, the Company increased its capital by retaining net earnings of $1,082,000 after payment of dividends. After recording a decrease in capital of $63,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $1,019,000 during the first six months of 2005. At June 30, 2005, total capital of the Company amounted to $14,389,000.

The Bank is subject to minimum capital standards set forth by the federal bank regulatory agencies. The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under accounting principles generally accepted in the United States of America less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Bank’s capital ratios and the required minimums at June 30, 2005 are presented below:

	Minimum Regulatory Requirement	Actual

Total capital to risk adjusted assets	8.00%	10.83%

Tier 1 Capital to risk adjusted assets	4.00%	9.58%

Tier 1 leverage ratio (to average assets)	4.00%	7.70%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 7.8% at June 30, 2005 and 8.0% at December 31, 2004.

At June 30, 2005, the Company had $660,000 in binding commitments for capital expenditures.  These expenditures represent amounts for the construction of a new branch office and renovation of an existing branch office. Both of these construction projects will be completed during 2005.

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

For the three months ended June 30, 2005:

The Company’s consolidated net income for the three months ended June 30, 2005 was $653,000 (basic earnings per share of $1.80) compared to net income of $461,000 (basic earnings per share of $1.27) for the three months ended June 30, 2004, representing an increase of $192,000 or 41.6%.

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $286,000 or 18.7% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase is primarily a result of an increase in interest income of $728,000 or 36.6% as compared with the three months ended June 30, 2004, offset by an increase in interest expense of $442,000 or 96.5% as compared with the three months ended June 30, 2004.

Interest Income

Total interest income increased $728,000 or 36.6% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Interest on loans increased $688,000 or 37.5% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, as a result of an increase in the quarterly average balance of loans outstanding of approximately $26,070,000 as well as an increase in yield on the loan portfolio from 5.88% for the three months ended June 30, 2004 to 6.69% for the three months ended June 30, 2005. Interest on investments decreased $18,000 or 12.7% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily as a result of a decrease in the average balance of the investment portfolio of approximately $2,219,000 offset by an increase in yield on the portfolio from 3.86% to 3.93%. During the three months ended June 30, 2005, total interest on federal funds sold and interest-bearing deposits in other banks increased $58,000, from $10,000 for the three months ended June 30, 2004 to $68,000 for the three months ended June 30, 2005. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an approximate $4,751,000 increase in the quarterly average balance of these investments as well as an increase in the yield on the investment from approximately 0.91% during the three months ended June 30, 2004 to approximately 2.81% during the three months ended June 30, 2005.

Interest Expense

Total interest expense for the three months ended June 30, 2005 increased $442,000 or 96.5% from the three months ended June 30, 2004. Interest on deposits increased $375,000 or 87.8% during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase is attributable to an increase of approximately $19,121,000 in the average balance of interest-bearing deposits from the three months ended June 30, 2004 as compared to the three months ended June 30, 2005 as well as an increase in the cost of these deposits from 1.3% during the three months ended June 30, 2004 to 2.11% during the three months ended June 30, 2005. Interest on total borrowed funds increased $67,000 from the three months ended June 30, 2004 to the three months ended June 30, 2005, as a result of an increase in the average balance of borrowed funds of approximately $6,153,000 from the three months ended June 30, 2004 to the three months ended June 30, 2005.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $125,000 and $165,000 during the three months ended June 30, 2005 and 2004, respectively, a decrease of $40,000. At June 30, 2005 the allowance for loan losses was 1.58% of outstanding loans. Recoveries, net of charge-offs, for the three months ended June 30, 2005 amounted to $20,000 as compared to $11,000 for the three months ended June 30, 2004.

Nonperforming loans were $779,000 at June 30, 2005 and $685,000 at December 31, 2004. Nonperforming loans consist of $687,000 and $631,000 in nonaccrual loans, respectively, and $92,000 and $54,000 in loans past due over 90 days and still accruing interest, respectively, at June 30, 2005 and December 31, 2004.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended June 30, 2005 and 2004.

	Three months ended June 30,
	2005	2004
	(Dollars in Thousands)
Service charges on deposit accounts	$321	$286
Mortgage origination fees	156	148
Other service charges, commissions and fees	51	45
Other operating income	5	3
	$533	$482

Total noninterest income increased $51,000 or 10.6% during the three months ended June 30, 2005 from the three months ended June 30, 2004. This increase is reflected in increases of $35,000 in service charges on deposit accounts, $8,000 in mortgage origination fees and $6,000 in other service charges, commissions and fees. The increase in service charges on deposit accounts is the result of a increase in the volume of checks presented for payment against insufficient funds. During the three months ended June 30, 2005, the Bank introduced an overdraft privilege service, in which eligible transaction account holders are pre-approved for the payment of overdrafts up to a specific dollar limit determined by the Bank. This service is discretionary and may be terminated by the Bank at any time. However, the customer is charged an insufficient fund fee for each item presented for payment against his account if there are not adequate funds in the account to pay the item. The service has been well accepted by these customers, as evidenced by the increase in insufficient fee income as well as the increase in the dollar amount of overdrafts. The increase in mortgage fee income is the result of an increase in the commissions earned from the mortgage underwriters. The increase in other service charges, commissions and fees is the result of an increase in fees from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with the debit card.

Following is a comparison of noninterest expense for the three months ended June 30, 2005 and 2004.

	Three months ended June 30,
	2005	2004
	(Dollars in Thousands)
Salaries and employee benefits	$612	$562
Equipment and occupancy expense	125	129
Other operating expense	453	419
Loss on sale of securities available for sale	-	12
	$1,190	$1,122

Noninterest expense increased $68,000 or 6.1% in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase is comprised of increases in salary and employee benefits of $50,000 and in other expense of $34,000 offset by decreases of $4,000 in occupancy and equipment expense and $12,000 in loss on sale of securities available for sale. The increase in salary and employee benefits is the result of additional staffing as well as ordinary salary increases for existing staff. The $34,000 increase in other expenses is primarily the result of an increase in legal fees of $23,000 and several small increases over a number of line items included in other expense. The increase in legal fees is the result of timing of payment of legal expenses associated with proxy season and year-end SEC filings.

Income Taxes

Income taxes for the three months ended June 30, 2005 increased $117,000 or 44.5% from those at June 30, 2004. This increase is the result of an increase in income before income taxes of the Company.

For the six months ended June 30, 2005:

The Company’s consolidated net income for the six months ended June 30, 2005 was $1,201,000 (basic earnings per share of $3.31) compared to net income of $911,000 (basic earnings per share of $2.51) for the six months ended June 30, 2004, representing an increase of $290,000 or 31.8%.

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $494,000 or 16.4% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase is primarily a result of an increase in interest income of $1,228,000 or 31.4% as compared with the six months ended June 30, 2004. This increase was offset by an increase in interest expense of $734,000 or 82.2% as compared with the six months ended June 30, 2004.

Interest Income

Total interest income increased $1,228,000 or 31.4% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Interest on loans increased $1,166,000 or 32.3% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, as a result of an increase in the year to date average balance of loans outstanding of approximately $25,377,000 as well as an increase in yield on the loan portfolio from 5.94% for the six months ended June 30, 2004 to 6.54% for the six months ended June 30, 2005. Interest on investments decreased $33,000 or 11.9% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, as a result of a decrease in the average balance of the investment portfolio of approximately $2,593,000 offset by an increase in yield on the portfolio from 3.67% to 3.91%. During the six months ended June 30, 2005, total interest on federal funds sold and interest-bearing deposits in other banks increased $95,000, from $18,000 during the six months ended June 30, 2004 to $113,000 during the six months ended June 30, 2005. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an increase in the yield on these investments from 0.90% during the six months ended June 30, 2004 to approximately 2.63% during the six months ended June 30, 2005 as well as a increase of $4,502,000 in the year to date balance of these investments. In comparing the overall average balance of earning assets for the six months ended June 30, 2004 to the six months ended June 30, 2005, the Bank has relatively more invested in loans rather than in investment securities, in order to earn a higher yield. For the six months ended June 30, 2004, average investment securities and average loans represented approximately 10% and 82%, respectively, of the year to date average balance sheet, whereas for the six months ended June 30, 2005, average investment securities and average loans represented approximately 7% and 84%, respectively, of the year to date average balance sheet.

Interest Expense

Total interest expense for the six months ended June 30, 2005 increased $734,000 or 82.2% from the six months ended June 30, 2004. Interest on deposits increased $601,000 or 70.6% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase is attributable to an increase in the cost of interest-bearing deposits from 1.62% during the six months ended June 30, 2004 to 2.39% during the six months ended June 30, 2005 as well as an increase of approximately $15,887,000 in the average balance of interest-bearing deposits from the six months ended June 30, 2004 as compared to the six months ended June 30, 2005. Interest on total borrowed funds increased $133,000 from the six months ended June 30, 2004 to the six months ended June 30, 2005 because of an increase in the average balance outstanding in other borrowed funds. Prior to 2004, the Bank minimally utilized its line of credit with the Federal Home Loan Bank. During 2004, however, it began to utilize this line of credit to fund a portion of its balance sheet growth because of the lower rate of interest on borrowed funds as compared to the rate of interest necessary to pay in order to attract local market deposits at that time. The average balance of other borrowed funds for the six months ended June 30, 2005 of $12,838,000 is an increase of $8,005,000 from the average balance of $4,833,000 for the six months ended June 30, 2004.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $250,000 and $330,000 during the six months ended June 30, 2005 and 2004, respectively, a decrease of $80,000 or 24.2%. At June 30, 2005 the allowance for loan losses was 1.58% of outstanding loans. Recoveries, net of charge-offs, for the six months ended June 30, 2005 amounted to $122,000 as compared to charge-offs, net of recoveries, for the six months ended June 30, 2004 of $63,000. During the six months ended June 30, 2005, the Bank recovered $103,000 on one specific loan.

Nonperforming loans were $779,000 at June 30, 2005 and $685,000 at December 31, 2004. Nonperforming loans consist of $687,000 and $631,000 in nonaccrual loans, respectively, and $92,000 and $54,000 in loans past due over 90 days and still accruing interest, respectively, at June 30, 2005 and December 31, 2004.

Noninterest Income and Expense

Following is a comparison of noninterest income for the six months ended June 30, 2005 and 2004 (dollars in thousands).

	Six months ended June 30,
	2005	2004
	(Dollars in Thousands)
Service charges on deposit accounts	$541	$542
Mortgage origination fees	263	286
Other service charges, commissions and fees	116	92
Other operating income	13	6
	$933	$926

Total noninterest income increased $7,000 or .8% during the six months ended June 30, 2005 from the six months ended June 30, 2004. This increase is reflected in increases of $24,000 in other service charges, commissions and fees and $7,000 in other operating income offset by a $23,000 decrease in mortgage origination fees. The increase in other service charges, commissions and fees is the result of an increase in fees received from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with the debit card. The decrease in mortgage fees is the result of a decrease in the volume of long-term mortgage loans closed.

Following is a comparison of noninterest expense for the six months ended June 30, 2005 and 2004 (dollars in thousands).

	Six months ended June 30,
	2005	2004
	(Dollars in Thousands)
Salaries and employee benefits	$1,167	$1,103
Equipment and occupancy	253	251
Other expense	877	814
Loss on sale of securities available for sale	-	12
	$2,297	$2,180

Noninterest expense increased $117,000 or 5.4% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase is comprised of an increase in salary and employee benefits of $64,000, in occupancy and equipment expense of $2,000, in other expense of $63,000 offset by a decrease in realized loss on the sale of securities available for sale of $12,000. The increase in salary and employee benefits is the result of additional staffing as well as salary increases for existing employees. The increase in equipment and occupancy expense is the result of increases in repairs and maintenance expenses of $7,000, in utilities expense of $3,000 and in rental and lease expense of $2,000, offset by decreases in depreciation expense of $7,000 and furniture and equipment rental of $4,000, as well as other nominal increases. The increase in other expense is primarily attributable to an increase of $27,000 in legal fees, an increase of $11,000 in data processing expenses, a $5,000 increase in armored car service fees and other smaller increases across a number of line items included in other expenses. The increase in legal fees is the result of the timing of the billing in 2004 for services rendered for proxy season and SEC filing reviews. The increase in data processing expenses is the result of a 5% increase in the per account fee charged by the Bank’s core data processing vendor effective June 30, 2004. In addition to the increase in the per account fee, the volume of accounts has increased as a result of the growth of the Bank. The increase in armored car services is primarily a result of an agreement for the servicing of the Banks’ ATMs.

Income Taxes

Income taxes for the six months ended June 30, 2005 increased $174,000 or 33.5% from those at June 30, 2004. This increase is the result of an increase in taxable income of the Company.

SUBSEQUENT EVENT

On August 4, 2005, the Company, through a newly formed Delaware statutory trust subsidiary, completed the sale of $4,000,000 of trust preferred securities. The trust preferred securities have a maturity of 30 years, are redeemable at the Company’s option beginning September 2010 or upon the occurrence of certain other conditions, and pay cumulative cash distributions accumulating from the date of issuance at an annual rate initially fixed at 6.09% until September 2010, then reset quarterly at an annual rate of three-month LIBOR plus 1.57% thereafter. The proceeds from the sale of the trust preferred securities have been injected as capital into the Bank to sustain its current rate of growth.
The Company has recorded the $4,000,000 as long-term debt with a 30 year maturity on the consolidated balance sheet, but, subject to certain limitations, will qualify as Tier 1 capital for regulatory capital purposes.

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

Following is a summary of the commitments outstanding at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Commitments to extend credit	$21,194	$22,835
Standby letters of credit	817	651
	$22, 011	$23,486

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held May 19, 2005. Notice of the Annual Meeting was mailed on April 29, 2005 to each shareholder of record as of April 18, 2005. At the Annual Meeting, the shareholders of the Company considered electing three members to the Board of Directors to serve three year terms expiring at the Annual Meeting of Shareholders in 2008.

At the Annual Meeting, Gerald M. Edenfield, Charles R. Nessmith and William S. Hatcher were elected as members of the Company’s Board of Directors to serve until the Annual Meeting of Shareholders in 2008 and until their successors are duly elected and qualified, or until their earlier death, resignation, incapacity to serve or removal from office. The results of the voting were as follows:

Name	For	Against	Abstain

Gerald M. Edenfield	237,634	-	22,894
Charles R. Nessmith	260,528	-	-
William S. Hatcher	260,528	-	-

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission file No. 000-32399)).

3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission file No. 000-32399)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC.
(Registrant)
DATE: August 12, 2005	By:	/s/Charles R. Nessmith
Charles R. Nessmith
President and Chief Executive Officer

DATE: August 12, 2005	By:	/s/Dwayne E. Rocker
Dwayne E. Rocker
Secretary