Form 10QSB
period 2005-09-30
FMB EQUIBANC INC
filed 2005-11-14
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2005
Common Stock, $1.00 par value	362,600 shares

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

FMB EQUIBANC, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	September 30,	December 31,
Assets	2005	2004

Cash and due from banks	$4,730	$3,235
Interest-bearing deposits at other financial institutions	866	33
Federal funds sold	14,298	9,267
Securities available for sale	11,405	12,059
Restricted equity securities, at cost	1,031	844

Loans	158,303	138,277
Less allowance for loan losses	2,521	2,058
Loans, net	155,782	136,219

Premises and equipment, net	3,838	2,759
Other real estate owned	53	322
Other assets	3,034	2,262

Total assets	$195,037	$167,000

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$27,918	$26,132
Interest-bearing	132,541	115,277
Total deposits	160,459	141,409

Other borrowings	14,408	11,423

Guaranteed preferred beneficial interests in junior subordinated debentures	4,124	-
Other liabilities	1,077	798
Total liabilities	180,068	153,630

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	11,556	9,860
Accumulated other comprehensive income	(25)	72
Total stockholders' equity	14,969	13,370

Total liabilities and stockholders' equity	$195,037	$167,000

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2005	2004
Interest income:
Loans, including fees	$2,855	$2,016
Securities:
Taxable	114	95
Nontaxable	11	11
Federal funds sold	105	27
Interest-bearing deposits at other financial institutions	7	-
Total interest income	3,092	2,149

Interest expense:
Deposits	965	487
Other borrowings	121	45
Subordinated debentures	39	-
Total interest expense	1,125	532

Net interest income	1,967	1,617
Provision for loan losses	125	135
Net interest income after provision for loan losses	1,842	1,482

Other income:
Service charges on deposit accounts	466	261
Mortgage origination fees	142	155
Other service charges, commissions and fees	54	41
Other operating income	3	14

Total other income	665	471

Other expense:
Salaries and employee benefits	791	590
Occupancy and equipment expense	145	133
Other operating expenses	502	416
Total other expenses	1,438	1,139

Income before income taxes	1,069	814

Income tax expense	395	297

Net income	$674	$517

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	(34)	40

Comprehensive Income	$640	$557

Basic earnings per share	$1.86	$1.43

Diluted earnings per share	$1.84	$1.41

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2005	2004
Interest income:
Loans, including fees	$7,634	$5,629
Securities:
Taxable	336	349
Nontaxable	33	34
Federal funds sold	217	45
Interest-bearing deposits at other financial institutions	8	-
Total interest income	8,228	6,057

Interest expense:
Deposits	2,417	1,338
Other borrowings	296	87
Subordinated debentures	39	-
Total interest expense	2,752	1,425

Net interest income	5,476	4,632
Provision for loan losses	375	465
Net interest income after provision for loan losses	5,101	4,167

Other income:
Service charges on deposit accounts	1,007	802
Mortgage origination fees	405	441
Other service charges, commissions and fees	170	133
Other operating income	16	21
Loss on sale of securities available for sale	-	(12)

Total other income	1,598	1,385

Other expense:
Salaries and employee benefits	1,958	1,693
Occupancy and equipment expense	398	384
Other operating expenses	1,379	1,230
Total other expenses	3,735	3,307

Income before income taxes	2,964	2,245

Income tax expense	1,089	817

Net income	$1,875	$1,428

Other comprehensive income, net of tax
Unrealized holding losses arising during the period, net of tax	(97)	(82)
Reclassification adjustment for losses realized in net income , net of tax	-	8

Comprehensive Income	$1,778	$1,354

Basic earnings per share	$5.17	$3.94

Diluted earnings per share	$5.12	$3.90

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in Thousands)
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$1,875	$1,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	200	204
Provision for loan losses	375	465
Loss on sales of securities available for sale	-	12
Loss on sales of other real estate owned	4	-
Net increase in interest receivable	(524)	(150)
Net increase in interest payable	238	53
Other operating activities, net	(38)	37

Net cash provided by operating activities	2,130	2,049

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(833)	(111)
Purchases of securities available for sale	(1,168)	(4,093)
Proceeds from maturities of securities available for sale	974	6,641
Proceeds from sale of securities available for sale	501	4,071
Increase in federal funds sold	(5,031)	(9,023)
Net increase in loans	(19,708)	(17,687)
Purchase of premises and equipment	(1,282)	(308)
Proceeds from sale of repossessed assets	56	-

Net cash used in investing activities	(26,491)	(20,510)

FINANCING ACTIVITIES
Net increase in deposits	19,050	8,673
Principal repayments on other borrowings	(3)	(3)
Proceeds from other borrowings	2,988	8,989
Proceeds from Trust Preferred Issuance	4,000	-
Dividends paid	(179)	(136)

Net cash provided by financing activities	25,856	17,523

Net increase (decrease) in cash and due from banks	1,495	(938)

Cash and due from banks at beginning of year	3,235	5,221

Cash and due from banks at end of year	$4,730	$4,283

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,514	$1,372
Income taxes	$1,164	$856

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$53	$129
Loans granted to facilitate the sale of other real estate	$320	-

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net Income	$674,000	$517,000	$1,875,000	$1,428,000

Weighted average number of common
shares outstanding	362,600	362,600	362,600	362,600
Effect of dilutive options	3,455	3,455	3,455	3,455

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,055	366,055	366,055	366,055

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.   Management’s Discussion and Analysis or Plan of Operation.

FMB EQUIBANC, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2005

This discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (the “Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc. FMB Properties, Inc. was formed during 2004 as a real estate holding entity to acquire, hold and sell properties as a result of loan foreclosures of the Bank and currently holds $53,000 in other real estate owned. The narrative that follows refers to the operations of the Bank.

For a discussion of the Company’s critical accounting policies, reference is made to Management’s Discussion and Analysis or Plan of Operation of the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. There have been no changes in the critical accounting policies since December 31, 2004.

FINANCIAL CONDITION

The Company functions primarily as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $20,026,000 or 14.5% since December 31, 2004. Investment securities have decreased $654,000 or 5.4% while the total of federal funds sold and interest-bearing deposits in other banks have increased $5,864,000 or 63.1% since year-end.

Total assets have increased $28,037,000 or 16.8% since December 31, 2004, while deposits have increased $19,050,000 or 13.5%. Demand deposits have increased $1,786,000 or 6.8% and interest-bearing deposits have increased $17,264,000 or 15.0%. Borrowings from the Federal Home Loan Bank have increased $2,985,000 or 26.1%. The increases in deposits and in borrowed funds have funded the growth in loans since December 31, 2004.

Allowance for Loan Losses

The Bank’s allowance for loan losses was $2,521,000 at September 30, 2005, compared to $2,058,000 at December 31, 2004. The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require attention. The Bank segregates its loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the bank further segregates its loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

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

Trust Preferred

On August 4, 2005, the Company formed a wholly owned Delaware statutory trust, FMB 2005 Captial Trust I (the “Trust”), which issued $4 million aggregate principal amount of trust preferred securities. The Company owns all of the $124,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4.1 million of junior subordinated debentures of the Company, which pay interest at an annual rate initially fixed at 6.09% until September 2010 and thereafter reset quarterly at a floating rate equal to the three month LIBOR plus 157 basis points. The proceeds received by the Company from the sale of the junior subordinate debentures were used to provide additional paid in capital to the Bank, to support future growth of the Bank. The debentures represent the sole asset of the Trust. The trust preferred securities represent guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines.

The trust preferred securities accrue and pay quarterly distributions at an annual rate initially fixed at 6.09% until September 2010 and thereafter reset quarterly at a floating rate equal to the three-month LIBOR plus 157 basis points. The Company has entered into contractual arrangements which, taken collectively, constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities. The Company’s guarantee, however, does not apply if the Company does not make payments on the debentures and, as a result, the Trust does not have sufficient funds to make payments. The trust preferred securities mature on September 15, 2035 and are redeemable at the Company’s option on or after September 15, 2010.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Bank’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2005 were considered satisfactory. At that date, cash and due from banks totaled $4,730,000, an increase of $1,495,000 from December 31, 2004. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the nine months ended September 30, 2005, the Company increased its capital by retaining net earnings of $1,696,000 after payment of dividends. After recording a decrease in capital of $97,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $1,599,000 during the first nine months of 2005. At September 30, 2005, total capital of the Company amounted to $14,969,000.

The Company and the Bank are subject to minimum capital standards set forth by the federal bank regulatory agencies. The required capital for regulatory purposes differs from the balance sheet equity accounts as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations, as well as subordinated debt. Further, the proceeds of the sale of the trust preferred securities counts as “Tier 1” regulatory capital for the Company. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The regulatory capital ratios for the Company and the Bank, as well as the required minimums at September 30, 2005, are as follows:

	Minimum Regulatory Requirement		Actual
	Company	Bank	Company	Bank

Total capital to risk adjusted assets	8.00%	8.00%	13.79%	13.49%

Tier 1 Capital to risk adjusted assets	4.00%	4.00%	12.53%	12.24%

Tier 1 leverage ratio (to average assets)	4.00%	4.00%	10.00%	9.76%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 7.7% at September 30, 2005 and 8.0% at December 31, 2004.

At September 30, 2005, the Company had $314,000 in binding commitments for capital expenditures.  This expenditure represents amounts for the construction of a new branch office. This construction project will be completed during 2005.

RESULTS OF OPERATIONS

The Company’s principal asset is its ownership of the Bank. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, such as loans and investments, less the interest expense incurred on interest-bearing liabilities, such as customer deposits and borrowed funds. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Bank is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts, other fees and origination of mortgage loans. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

For the three months ended September 30, 2005:

The Company’s consolidated net income for the three months ended September 30, 2005 was $674,000 (basic earnings per share of $1.86) compared to net income of $517,000 (basic earnings per share of $1.43) for the three months ended September 30, 2004, representing an increase of $157,000 or 30.4%.

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $350,000 or 21.6% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase is primarily a result of an increase in interest income of $943,000 or 43.9% as compared with the three months ended September 30, 2004, offset by an increase in interest expense of $593,000 or 111.5% as compared with the three months ended September 30, 2004.

Interest Income

Total interest income increased $943,000 or 43.9% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Interest on loans increased $839,000 or 41.6% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, as a result of an increase in the quarterly average balance of loans outstanding of approximately $23,407,000 as well as an increase in yield on the loan portfolio from 5.64% for the three months ended September 30, 2004 to 7.26% for the three months ended September 30, 2005. Interest on investments increased $19,000 or 17.9% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily as a result of an increase in the average balance of the investment portfolio of approximately $2,630,000 offset by a decrease in yield on the portfolio from 4.25% to 3.95%. During the three months ended September 30, 2005, total interest on federal funds sold and interest-bearing deposits in other banks increased $85,000, from $27,000 for the three months ended September 30, 2004 to $112,000 for the three months ended September 30, 2005. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an approximate $5,015,000 increase in the quarterly average balance of these investments as well as an increase in the yield on the investment from approximately 1.32% during the three months ended September 30, 2004 to approximately 3.40% during the three months ended September 30, 2005.

Interest Expense

Total interest expense for the three months ended September 30, 2005 increased $593,000 or 111.5% from the three months ended September 30, 2004. Interest on deposits increased $478,000 or 98.2% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase is attributable to an increase of approximately $21,044,000 in the average balance of interest-bearing deposits from the three months ended September 30, 2004 as compared to the three months ended September 30, 2005, as well as an increase in the cost of these deposits from 1.45% during the three months ended September 30, 2004 to 2.44% during the three months ended September 30, 2005. Interest on other borrowed funds increased $76,000 from the three months ended September 30, 2004 to the three months ended September 30, 2005, as a result of an increase in the average balance of borrowed funds of approximately $4,893,000 from the three months ended September 30, 2004 to the three months ended September 30, 2005. Interest on subordinated debentures issued in August 2005 amounted to $39,000.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $125,000 and $135,000 during the three months ended September 30, 2005 and 2004, respectively, a decrease of $10,000. At September 30, 2005 the allowance for loan losses was 1.59% of outstanding loans. Charge-offs, net of recoveries, for the three months ended September 30, 2005 amounted to $35,000 as compared to $9,000 for the three months ended September 30, 2004.

Nonperforming loans were $817,000 at September 30, 2005 and $685,000 at December 31, 2004. Nonperforming loans consist of $771,000 and $631,000 in nonaccrual loans, respectively, and $46,000 and $54,000 in loans past due over 90 days and still accruing interest, respectively, at September 30, 2005 and December 31, 2004.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended September 30, 2005 and 2004.

	Three months ended September 30,
	2005	2004
	(Dollars in Thousands)

Service charges on deposit accounts	$466	$261
Mortgage origination fees	142	155
Other service charges, commissions and fees	54	41
Other operating income	3	14
	$665	$471

Total noninterest income increased $194,000 or 41.2% during the three months ended September 30, 2005 from the three months ended September 30, 2004. This increase is reflected in increases of $205,000 in service charges on deposit accounts and $13,000 in other service charges, commissions and fees. The increase in service charges on deposit accounts is the result of an increase in the volume of checks presented for payment against insufficient funds. During 2005, the Bank introduced an overdraft privilege service, in which eligible transaction account holders are pre-approved for the payment of overdrafts up to a specific dollar limit determined by the Bank. This service is discretionary and may be terminated by the Bank at any time. However, the customer is charged an insufficient fund fee for each item presented for payment against his or her account if there are not adequate funds in the account to pay the item. The service has been well accepted by these customers, as evidenced by the increase in insufficient fee income as well as the increase in the dollar amount of overdrafts. Overdrafts are considered an extension of credit, and the Bank has experienced an increase of $16,000 for the three months ended September 30, 2005 in the level of charge-offs related to overdrafts. The increase in other service charges, commissions and fees is the result of an increase in fees from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with debit cards. The decrease in mortgage fees is the result of a decrease in the volume of long-term mortgage loans closed.

Following is a comparison of noninterest expense for the three months ended September 30, 2005 and 2004.

	Three months ended September 30,
	2005	2004
	(Dollars in Thousands)
Salaries and employee benefits	$791	$590
Equipment and occupancy expense	145	133
Other operating expense	502	416
	$1,438	$1,139

Noninterest expense increased $299,000 or 26.3% in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase is comprised of increases in salary and employee benefits of $201,000, in other expense of $86,000, and in equipment and occupancy expense of $12,000. The increase in salary and employee benefits is the result of additional staffing as well as ordinary salary increases for existing officers and staff. The Bank will open a new branch location in its market area during the fourth quarter of 2005, and additional staff was added during the third quarter of 2005 in anticipation of this opening. The $86,000 increase in other expenses is primarily the result of an increase in consulting fees of $45,000 and several small increases over a number of line items included in other expense. The increase in consulting fees is the result of fees incurred with the implementation of the overdraft privilege service as well as fees associated with independent reviews of several functional areas of the Company.

Income Taxes

Income taxes for the three months ended September 30, 2005 increased $98,000 or 33.0% from those at September 30, 2004. This increase is the result of an increase in income before income taxes of the Company.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:

The Company’s consolidated net income for the nine months ended September 30, 2005 was $1,875,000 (basic earnings per share of $5.17) compared to net income of $1,428,000 (basic earnings per share of $3.94) for the nine months ended September 30, 2004, representing an increase of $447,000 or 31.3%.

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $844,000 or 18.2% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is primarily a result of an increase in interest income of $2,171,000 or 35.8% as compared with the nine months ended September 30, 2004. This increase was offset by an increase in interest expense of $1,327,000 or 93.1% as compared with the nine months ended September 30, 2004.

Interest Income

Total interest income increased $2,171,000 or 35.8% in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Interest on loans increased $2,005,000 or 35.6% in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, as a result of an increase in the year to date average balance of loans outstanding of approximately $24,726,000 as well as an increase in yield on the loan portfolio from 5.98% for the nine months ended September 30, 2004 to 6.80% for the nine months ended September 30, 2005. Interest on investments decreased $14,000 or 3.7% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, as a result of a decrease in the average balance of the investment portfolio of approximately $839,000 offset by an increase in yield on the portfolio from 3.80% to 3.93%. During the nine months ended September 30, 2005, total interest on federal funds sold and interest-bearing deposits in other banks increased $180,000, from $45,000 during the nine months ended September 30, 2004 to $225,000 during the nine months ended September 30, 2005. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an increase in the yield on these investments from 1.11% during the nine months ended September 30, 2004 to approximately 2.97% during the nine months ended September 30, 2005 as well as a increase of $4,680,000 in the year to date balance of these investments.

Interest Expense

Total interest expense for the nine months ended September 30, 2005 increased $1,327,000 or 93.1% from the nine months ended September 30, 2004. Interest on deposits increased $1,079,000 or 80.6% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase is attributable to an increase in the cost of interest-bearing deposits from 1.69% during the nine months ended September 30, 2004 to 2.57% during the nine months ended September 30, 2005 as well as an increase of approximately $17,630,000 in the average balance of interest-bearing deposits from the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2005.

Interest on other borrowed funds increased $209,000 from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 because of an increase in the average balance outstanding in other borrowed funds. Prior to 2004, the Bank minimally utilized its line of credit with the Federal Home Loan Bank. During 2004, however, it began to utilize this line of credit to fund a portion of its balance sheet growth because of the lower rate of interest on borrowed funds as compared to the rate of interest necessary to pay in order to attract local market deposits at that time. The average balance of other borrowed funds for the nine months ended September 30, 2005 of $13,368,000 is an increase of $6,962,000 from the average balance of $6,406,000 for the nine months ended September 30, 2004. Interest on subordinated debentures issued in August 2005 amounted to $39,000.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $375,000 and $465,000 during the nine months ended September 30, 2005 and 2004, respectively, a decrease of $90,000 or 19.4%. At September 30, 2005 the allowance for loan losses was 1.59% of outstanding loans. Recoveries, net of charge-offs, for the nine months ended September 30, 2005 amounted to $88,000 as compared to charge-offs, net of recoveries, for the nine months ended September 30, 2004 of $71,000. During the nine months ended September 30, 2005, the Bank recovered $103,000 on one specific loan.

Nonperforming loans were $817,000 at September 30, 2005 and $685,000 at December 31, 2004. Nonperforming loans consist of $771,000 and $631,000 in nonaccrual loans, respectively, and $46,000 and $54,000 in loans past due over 90 days and still accruing interest, respectively, at September 30, 2005 and December 31, 2004.

Noninterest Income and Expense

Following is a comparison of noninterest income for the nine months ended September 30, 2005 and 2004 (dollars in thousands).

	Nine months ended September 30,
	2005	2004
	(Dollars in Thousands)

Service charges on deposit accounts	$1,007	$802
Mortgage origination fees	405	441
Other service charges, commissions and fees	170	133
Other operating income	16	21
Loss on sale of securities available for sale	-	(12)
	$1,598	$1,385

Total noninterest income increased $213,000 or 15.4% during the nine months ended September 30, 2005 from the nine months ended September 30, 2004. This increase is reflected in increases of $205,000 in service charges on deposit accounts and of $37,000 in other service charges, commissions and fees offset by a $36,000 decrease in mortgage origination fees and a $5,000 decrease in other operating income. The increase in service charges on deposit accounts is the result of an increase in the volume of checks presented for payment against insufficient funds. During 2005, the Bank introduced an overdraft privilege service, in which eligible transaction account holders are pre-approved for the payment of overdrafts up to a specific dollar limit determined by the Bank. This service is discretionary and may be terminated by the Bank at any time. However, the customer is charged an insufficient fund fee for each item presented for payment against his or her account if there are not adequate funds in the account to pay the item. The service has been well accepted by these customers, as evidenced by the increase in insufficient fee income as well as the increase in the dollar amount of overdrafts. Overdrafts are considered an extension of credit, and the Bank has experienced an increase of $16,000 for the three months ended September 30, 2005 in the level of charge-offs related to overdrafts. The increase in other service charges, commissions and fees is the result of an increase in fees received from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with debit cards. The decrease in mortgage fees is the result of a decrease in the volume of long-term mortgage loans closed.

Following is a comparison of noninterest expense for the nine months ended September 30, 2005 and 2004 (dollars in thousands).

	Nine months ended September 30,
	2005	2004
	(Dollars in Thousands)

Salaries and employee benefits	$1,958	$1,693
Equipment and occupancy	398	384
Other expense	1,379	1,230
	$3,735	$3,307

Noninterest expense increased $428,000 or 12.9% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase is comprised of an increase in salary and employee benefits of $265,000, in occupancy and equipment expense of $14,000, in other expense of $149,000. The increase in salary and employee benefits is the result of additional staffing as well as salary increases for existing employees. The increase in equipment and occupancy expense is the result of increases in rental and lease expenses of $4,500, in utilities expense of $4,000 and in other occupancy expenses of $4,000, offset by decreases in furniture and equipment rental expense of $4,000 and depreciation expense of $3,000, as well as other nominal increases. The increase in other expense is primarily attributable to an increase of $48,000 in consulting fees, an increase of $41,000 in legal fees, an increase of $16,000 in data processing expenses and other smaller increases across a number of line items included in other expenses. The increase in consulting fees is the result of the addition of fees incurred with the implementation of the overdraft privilege service as well as fees associated with independent reviews of several functional areas of the Company. The increase in legal fees is attributable in part to the Bank’s absorbing the loan closing costs associated with certain loan products. The increase in data processing expenses is the result of a 5% increase in the per account fee charged by the Bank’s core data processing vendor effective June 30, 2004. In addition to the increase in the per account fee, the volume of accounts has increased as a result of the growth of the Bank.

Income Taxes

Income taxes for the nine months ended September 30, 2005 increased $272,000 or 33.3% from those at September 30, 2004. This increase is the result of an increase in taxable income of the Company.

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

Following is a summary of the commitments outstanding at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)

Commitments to extend credit	$19,959	$22,835
Standby letters of credit	664	651
	$20,623	$23,486

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

ITEM 3.   CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Form 10-QSB Quarterly Report, that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed onFebruary 27, 2001 (Commission file No. 000-32399)).

3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission file No. 000-32399)).

10.1
Indenture, dated as of August 4, 2005, between FMB Equibanc, Inc. and JPMorgan Chase Bank, National Association, as Trustee, including the form of the Junior Subordinated Debt Security, attached as Exhibit A.

10.2	Guarantee Agreement, dated as of August 4, 2005, between FMB Equibanc, Inc., as Guarantor, and JPMorgan Chase Bank, National Association, as Guarantee Trustee.

10.3
Amended and Restated Declaration of Trust, dated as of August 4, 2005, by and among FMB Equibanc, Inc., as Sponsor, Chase Bank USA, National Association, as Delaware Trustee, JPMorgan Chase Bank, National Association, as Institutional Trustee, and the Administrators named therein, including the form of trust preferred securities.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC.
(Registrant)

DATE: November 14, 2005	By: /s/Charles R. Nessmith
Charles R. Nessmith
President and Chief Executive Officer

DATE: November 14, 2005	By: /s/Dwayne E. Rocker
Dwayne E. Rocker
Secretary