Form 10KSB
period 2005-12-31
FMB EQUIBANC INC
filed 2006-03-29
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32399

FMB EQUIBANC, INC.
(Name of small business issuer in its charter)

Georgia	58-2582553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 North Main Street , Statesboro, Georgia	30458
(Address of principal executive office)	(Zip Code)

(912) 489-2600
(Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, par value $1.00 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Yes  ☐   No ☒
The issuer’s revenues for its most recent fiscal year were $13,501,000.

The estimated aggregate market value of the voting stock held by non-affiliates of Issuer (305,137 shares) at February 28, 2006 was $12,205,000. No shares of non-voting stock were outstanding. As of such date, no organized trading market existed for the common stock of the issuer. The aggregate market value was computed by reference to the estimated fair market value of the common stock of the issuer based on recent sales of the common stock of which management is aware prior to this date. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date.

The number of shares outstanding of issuer’s common stock at February 28, 2006 was 362,600 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB will be contained in the issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, or in an amendment to this Annual Report on Form 10-KSB filed with the Commission, within 120 days of the issuer’s fiscal year end.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to future plans and expectations, and are thus prospective. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including potential risks and uncertainties which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

Potential Risks and Uncertainties

Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in political conditions or the legislative or regulatory environment;
•	potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that we may pursue or be required under state and federal banking regulations;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•
general economic conditions, either nationally or regionally, and especially in our market area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in commodity prices;
•	weather, natural disasters and other catastrophic events; and
•	other factors discussed in our filings with the Securities and Exchange Commission.

Readers, therefore, are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Company’s current and subsequent filings with the Securities and Exchange Commission.

ITEM 1.`    DESCRIPTION OF BUSINESS

General Overview

FMB Equibanc, Inc. (the "Company") was incorporated as a Georgia corporation on April 25, 2000, to serve as a bank holding company for Farmers & Merchants Bank (the "Bank"). On November 1, 2000, the Company acquired all of the outstanding shares of the Bank.. At December 31, 2005, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank and FMB 2005 Capital Trust I (the “Trust”). The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans to the general public. The Trust is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

On August 4, 2005, the Trust offered and sold $4,000,000 of trust preferred securities. The Company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.

The Company's executive offices are located at the Bank's main office, 201 North Main Street, Statesboro, Georgia 30458. The Company's telephone number at such location is (912) 489-2600. See "Item 2. Description of Properties."

The Bank

The Bank was incorporated as a Georgia banking corporation on February 4, 1948 for the purpose of conducting a commercial banking business from Bulloch County, Georgia. The Bank originally conducted its business from a main office located in Brooklet, Bulloch County, Georgia. In 1991, the Bank relocated its main office to Statesboro, Bulloch County, Georgia. The Bank retained its former main office as a branch office. The Bank also maintains two branch offices in Statesboro, Georgia.

Market Area and Competition

The primary service area of the Bank is Bulloch County, Georgia. The Bank encounters competition in its primary service area and in surrounding areas from eight other financial institutions. These competitors offer a full range of banking services and vigorously compete for all types of services, especially deposits.

The following table illustrates the June 30, 2005 deposit base and market share of the financial institutions located in Bulloch County, as reported by the FDIC, and adjusted for reported out-of-market brokered deposits (dollars in millions).

Bulloch County	Deposits	Percent of Market
Financial Institutions

Sea Island Bank	$211.7	26.8
BB&T	200.6	25.4
Farmers & Merchants Bank	144.8	18.3
First Southern National Bank	82.9	10.5
Park Avenue Bank	57.9	7.3
Wachovia Bank, National Association	51.5	6.5
Core Credit Union	24.9	3.2
The First National Bank & Trust Company	14.5	1.8
The Heritage Bank	0.6	0.1

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

Loan Portfolio. The following is a description of each of the major categories of the Bank's loan portfolio:

Real Estate Loans. The Bank makes a variety of commercial real estate, construction and development loans and residential real estate loans. These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. As of December 31, 2005, real estate loans comprised 76.1% of the Bank's loan portfolio.

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

Commercial Loans. The Bank makes a variety of loans for commercial purposes other than real estate in various lines of businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness. As of December 31, 2005, commercial loans comprised 9.8% of the Bank's loan portfolio.

Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officers of the Bank review the borrower's past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower's ability to make future payments as agreed. As of December 31, 2005, consumer loans comprised 5.7% of the Bank's loan portfolio.

Agribusiness Loans. The Bank makes a variety of agribusiness loans, including real estate-based loans, crop loans and equipment loans. Real estate-based agribusiness loans are made consistent with the Bank's appraisal policy and with the ratio of loan principal to value of the collateral as established by independent appraisal generally not to exceed 90%. Loans secured by agricultural equipment typically have terms of up to five years. As of December 31, 2005, agribusiness loans comprised 8.4% of the Bank's loan portfolio.

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

Lending Limits. The lending activities of the Bank are subject to a variety of lending limits imposed by Georgia law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines of the Georgia Department of Banking and Finance as an exception to the 15% limit. The Bank's lending limit at December 31, 2005 was $2,250,000 plus an additional $1,500,000 for loans which meet the guidelines of the Georgia Department of Banking and Finance. These limits will increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earnings or losses, among other reasons.

Investments

As of December 31, 2005, loans comprised approximately 76.7% of the Company's assets and investment securities comprised approximately 6.3% of the Company's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short term loan from the Bank to another bank.

Asset and Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure an acceptable composition of asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in real estate, commercial, consumer and agribusiness loans.

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

The Bank has available an overnight federal funds purchase line in the amount of $3,700,000 which may be used to meet liquidity needs. As of December 31, 2005, the Bank had no balances outstanding under this line. The Bank also has advances available with the Federal Home Loan Bank where the Bank can purchase funds up to 13% of total assets.

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

Employees

As of December 31, 2005, the Bank had 72 total employees, comprised of 67 full-time employees and 5 part-time employees. The Company does not have any employees who are not also employees of the Bank.

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

The Company

General. Since the Company owns all of the capital stock of the Bank, the Company is a bank holding company under the Bank Holding Company Act of 1956 (the “BHC Act”). As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the operations of the Company.

Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

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

Source of Strength.  Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve Board policy, the Company might not find itself able to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Transactions with Affiliates. The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

The Bank

General. The Bank, as a commercial bank chartered under the laws of the State of Georgia, is subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance (the “DBF”). The FDIC and the DBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank’s deposits are insured by the FDIC to the maximum extent provided by law. Additionally, Georgia state laws regulate, among other things, the scope of the Bank’s business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. These laws are generally intended to protect depositors and not shareholders. Following is a description of some of the federal and state law requirements that apply to the Bank.

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

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. In February 2006, the Federal Deposit Insurance Reform Act of 2005 was enacted, which made certain changes to the Federal deposit insurance program. These changes include increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels.

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

The FDIC and Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly-rated bank holding companies and banks. However, other bank holding companies, banks, and bank holding companies that are seeking to expand, are required to maintain minimum leverage ratios of at least 4% to 5%.

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

The Bank also has three branches, located at 620 Zetterower Avenue, Statesboro, Georgia, 777 Brannen Street, Statesboro, Georgia and 29 North Parker Avenue, Brooklet, Georgia. The Bank’s main office and all branches are owned by the Company.

ITEM 3.     LEGAL PROCEEDINGS

As of the date of this Report, there are no material legal proceedings to which the Company or any of its properties were subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

There is no established trading market for the Company's common stock, and an active public trading market is not expected to develop in the near future. The approximate number of holders of record of the Company's common stock, as of December 31, 2005, was 498. Limited information is available as to the ranges at which the Company’s common stock has been sold. To the best of management’s knowledge, sales of the Company’s common stock ranged from $36 per share to $41 per share during 2005 and ranged from $36 per share to $40 per share during 2004. The per share price information regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

Dividends

The Company declared dividends of $239,300 and $181,300, or $0.66 and $0.50 per share for 2005 and 2004, respectively.

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

See Item 11 of this Form 10-KSB for certain information on the Company’s equity compensation plans.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis (the “MD&A”) is intended to address information relating to the financial condition and results of operations of the Company and those of its subsidiaries that may not be readily apparent from a review of the consolidated financial statements and notes thereto. Therefore, the MD&A should be read in conjunction with information provided in the Company’s consolidated financial statements and notes the related notes and the other statistical information included in this Report.

General

The Company’s principal asset is the Bank. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as customer deposits and borrowed funds. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Bank is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts, other fees and origination of mortgage loans. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Critical Accounting Policies

The Company has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of the Company’s operations. The Company’s significant accounting policies are described in the Notes to the consolidated financial statements for the year ended December 31, 2005. In addition, the Company believes the following accounting policies are the most critical accounting policies applied by the Company.

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

A substantial portion of the Bank’s loan portfolio is in the commercial real estate and residential real estate sectors, including real estate construction lending. Those loans are secured by real estate in the Company’s primary market area. Therefore, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes to market conditions in the Company’s primary market area.

Income Taxes

Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See Note 9 to the Notes to consolidated financial statements for additional details.

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

The Company must also assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against the Company’s net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include an expense within the tax provisions in the statement of income. At December 31, 2005, the Company recorded on its consolidated balance sheet net deferred tax assets of $886,000.

Performance Overview

The Company reported net income of $2,512,000, or $6.86 per diluted common share in 2005, compared to $1,963,000, or $5.36 per diluted common share in 2004. The increase in the Company’s net income was primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expenses. The return on average assets was 1.37% in 2005 compared to 1.27% in 2004, while the return on average common shareholders’ equity was 17.18% in 2005 compared to 15.52% in 2004.

Total assets at December 31, 2005 were $193,823,000, an increase of $26,823,000, or 16.1%, for December 31, 2004. Total deposits at December 31, 2005 were $160,501,000, up 13.5% from $141,409,000 at December 31, 2004.

Results of Operations
The Company reported earnings of $2,512,000 for 2005 representing an increase of $549,000, or 28.0%, compared to earnings of $1,963,000 for 2004. Diluted earnings per common share were $6.86 in 2005 compared to $5.36 per diluted common share in 2004.

Net Interest Income

Net interest income totaled $7,210,000 in 2005, representing an increase of $952,000, or 15.2%, compared to net interest income of $6,258,000 in 2004. The increase in net interest income in 2005 was primarily attributable to the growth of the loan portfolio of the Bank.

The taxable equivalent net interest margin decreased 14 basis points to 4.12% in 2005 from 4.26% in 2004. This decrease in the net interest margin is a result of the local market competition for loans and deposits during 2005. In spite of increases in the overall rate environment, the local market required narrower spreads to the prime rate in order to grow and retain loan relationships. Deposit rates have tended to increase at a faster rate. The result was the Bank’s cost of funds increased faster than overall asset yields. The Bank experienced a steady narrowing of the interest rate spread throughout 2005 and the net interest margin declined.

As a tool to manage cost of funds, the Bank began to rely on alternative funding sources in 2004 that were cheaper in cost when compared to local market rates for time deposits. Advances from the Federal Home Loan Bank were obtained either at fixed rate maturities of up to 24 months or priced at variable rates tied to an index other than the prime rate. Average borrowings increased $5,669,000 to $13,217,000 in 2005 from $7,548,000 in 2004. This increase is a reflection of a full year effect of the use of alternative funding.

Average earning assets increased $28,035,000, or 19.0%, to $175,600,000 in 2005 compared to $147,565,000 in 2004. Average loans increased $22,984,000, or 18.0%, to $150,932,000 in 2005 compared to $127,948,000 in 2004. Loan growth has remained strong in the Bank’s market, and the Bank has continued to focus on quality loan relationships secured by residential or commercial real estate. The average balance of the Bank’s securities portfolio decreased $97,000, or 0.8% during 2005. Average investment securities represented 6.8% of total average assets in 2005 and 8.2% of total average assets in 2004. This percentage has decreased because the growth in the Bank’s loan portfolio has been funded in part by maturities and principal payments received from our investment securities. All of the Bank’s investment securities are classified as available for sale. Average earning assets as a percentage of total average assets was 95.5% for both 2005 and 2004.

Average interest-bearing liabilities increased $25,266,000, or 21.5%, in 2005. Average interest-bearing deposits increased $17,953,000, or 16.4%, in 2005 and is reflected in the growth in all categories of interest-bearing deposits. Approximately 17% of total average deposits were noninterest-bearing in 2005 compared to 18% for 2004. Total interest expense on interest-bearing liabilities was $4,022,000 for the year ended December 31, 2005 compared to $2,061,000 for 2004. Although total interest bearing liabilities increased 21.5%, total interest expense also increased as a result of an increase in the average rate paid from 1.76% in 2004 to 2.82% in 2005. In August 2005, the Company issued trust preferred securities in the amount of $4,000,000 that are included in interest-bearing liabilities.

Noninterest Income

Noninterest income totaled $2,269,000 in 2005 compared to $1,839,000 in 2004, representing an increase of $430,000 or 23.2%. The $430,000 increase is the result of a $449,000 increase in service charges on deposit accounts, a $48,000 increase in other service charges, commissions and fees, and a $2,000 increase in other operating income, offset by an $81,000 decrease in mortgage origination fees. The 2004 total also reflected a $12,000 loss on securities. In 2005, there was no loss on securities.

The $449,000 increase in service charges on deposit accounts is the result of an increase in the volume of insufficient fund service charges, which are charges assessed for checks presented for payment against insufficient funds. In May 2005, the Bank implemented an overdraft privilege service, in which eligible transaction account holders are pre-approved for the payment of overdrafts up to a specific dollar limit determined by the Bank. This service is discretionary and may be terminated by the Bank at any time, and customers also have the option of not participating in the program. Participating customers, however, are charged an insufficient fund fee for each item presented for payment on their account if there are not adequate funds in the account to pay the item. The service has been well accepted by these customers, as evidenced by the increase in insufficient fund fee income, as well as the increase in the dollar amount of overdrafts. Overdrafts are considered an extension of credit, and the Bank experienced an increase of $26,000 during 2005 in the level of charge-offs related to overdrafts.

The $48,000 increase in other service charges, commissions and fees is attributable primarily to an increase of $25,000 in fees earned in relation to debit card usage and $9,000 in fees earned in relation to ATM activity. Fees related to debit card usage increased as a result of the volume of transactions completed with debit cards. The increase in ATM fees is attributable to a full year effect of a change made during 2004 in the recording of income and expenses on ATM and “point of sale” transactions with ATM cards. During 2004, the Bank’s third party processor changed the method of recording these items by remitting gross revenues and drafting for total expenses, whereas it previously would remit a net amount of income or expense, and only the net transaction was recorded by the Bank. Therefore, this change affected other expense as well.

The $81,000 decrease in mortgage origination fees is attributable to a decline in the number of mortgage loans closed.

Following is a comparison of noninterest income for 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(Dollars in Thousands)

Service charges on deposit accounts	$1,484	$1,035
Mortgage origination fees	523	604
Other service charges, commissions and fees	239	191
Securities losses, net	-	(12)
Other operating income	23	21
	$2,269	$1,839
Noninterest Expense

Noninterest expense increased $584,000 to $5,070,000 in 2005 as compared to $4,486,000 in 2004. Salaries and employee benefits increased $245,000; equipment and occupancy expense increased $45,000; and all other expense increased $294,000. Total full-time employees were approximately 67 for 2005 and approximately 51 for 2004.

Equipment and occupancy expense increased $45,000 to $532,000 in 2005 compared to $487,000 in 2004. Depreciation expense increased $20,000, or 7.9%, from 2004 to 2005 as a result of a full year effect of three ATMs and one vehicle purchased in mid 2004. During 2005, utilities increased $8,000, repairs and maintenance expense increased $7,000, and net rental expense increased $7,000. In early 2005, the Bank terminated a rental agreement with a tenant who occupied a building on the grounds of the Bank’s main office in order to use the building for bank purposes and, therefore, no rent was recorded on the property for most of 2005.

Office supplies increased $20,000, or 16.4%, to $142,000 in 2005 from $122,000 in 2004, attributable primarily to the setup of a new branch facility in late 2005, the replacement of some bankwide forms associated with a new component of the Bank’s check processing system that was upgraded in late 2005, and overall general growth in the operations of the Bank.

Data processing fees increased $29,000, or 9.5%, to $335,000 in 2005 compared to $306,000 in 2004. This increase in fees was attributable to a 5% increase effective July 1, 2004 in the base fees from the Bank’s primary data processing vendor, whose charges are based on the number of accounts maintained by the Bank. In addition to experiencing a full-year effect of this price increase for 2005, the Bank continued to add loan and deposit accounts, which added to the Bank’s total cost.

Professional fees increased $33,000, or 22.3%, to $181,000 in 2005 from $148,000 in 2004. The increase in professional fees is attributable to an increase in legal fees incurred. The increase is attributable in part to the bank absorbing the legal expenses associated with certain loan products and relationships in addition to expenses incurred in collection efforts.

Consulting fees increased $101,000 or 180.4% to $157,000 in 2005 from $56,000 in 2004. This increase is attributable to the implementation of the overdraft privilege service previously discussed, as well as independent reviews of other operational areas of the Bank.

Advertising and public relations increased $11,000, or 4.7%, to $245,000 in 2005 from $234,000 in 2004. Additional expenses were incurred for advertising for new products and services during the year and more aggressive efforts to build goodwill within the community through various public relations efforts.

All other noninterest expense increased $100,000, or 12.4%, in 2005 to $910,000 from $810,000 in 2004. The increase is reflected in most line items as a result of the overall growth of the operations of the Bank. The larger increases are reflected in increases in travel and entertainment expenses of $18,000, in ATM expenses of $17,000 and armored car expense of $9,000. Travel and entertainment expense increased as a result of business development efforts. ATM expenses increased as a result of the full-year effect of the change in recording of ATM income and expenses made during 2004 and previously discussed in “Noninterest Income.” Armored car expense increased as a result of additional services associated with the additional ATMs purchased in 2004 previously discussed.

In compliance with the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, the Company allocated $423,000 of salaries to loan costs in 2005 and $317,000 in 2004. After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $245,000, or 10.6%, to $2,568,000 in 2005 compared to $2,323,000 in 2004. There are several reasons for the increase. In addition to routine annual salary increases for existing staff, the number of total full-time equivalent employees increased from 55 to 67 from December 31, 2004 to December 31, 2005. Along with these increases in salary expense, FICA taxes increased as well. The Bank also expensed approximately $100,000 more in 2005 from 2004 for estimated annual cash incentive payout for officers and staff. Finally, the Bank experienced an increase in the cost of medical insurance premiums paid for its employees as a result of the increase in staff as well as an increase in the cost of premiums.

Following is a comparison of noninterest expense for 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(Dollars in Thousands)
Salaries and employee benefits	$2,568	$2,323
Equipment and occupancy	532	487
Office Supplies	142	122
Data processing fees	335	306
Professional fees	181	148
Consulting fees	157	56
Advertising & Public Relations	245	234
Other expense	910	810
	$5,070	$4,486

Income Taxes

Income taxes totaled $1,397,000 in 2005 and $1,108,000 in 2004. The effective tax rate was 36% for both 2005 and 2004.

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

The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and federal regulatory authorities. At December 31, 2005, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 2005, the Company increased its capital by retaining net earnings of $2,272,000 after payment of dividends. After recording a decrease in capital of $148,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $2,124,000 during 2005. At December 31, 2005, total capital of the Company amounted to $15,494,000. The Company is aware of no events or trends likely to result in a material change in liquidity of the Company or the Bank.

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

Capital Resources

The following table summarizes the regulatory capital levels of the Bank at December 31, 2005.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Leverage capital	$19,118	9.9%	$7,716	4.00%	$11,402	5.9%
Risk-based capital:
Core capital	19,118	13.0	5,901	4.00	13,217	9.0
Total capital	20,972	14.2	11,802	8.00	9,170	6.2

Short-Term Borrowings

The following table summarizes short-term borrowings for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds purchased	$-	-%	$8	1.12%

	Total Balance		Total Balance
Total maximum short-term borrowings
outstanding at any month-end during the year	$-		$-

Contractual Obligations

The following table sets forth certain information about contractual cash obligations as of December 31, 2005 (dollars in thousands):

		Payments Due After December 31, 2005
	Total	1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years

Time certificates of deposit	$90,545	$64,030	$26,515	$-	$-
Other borrowings	12,402	9,022	1,380	-	2,000
Operating leases	20,400	7,200	13,200	-	-
Subordinated deferrable debentures	4,000	-	-	-	4,000
Total contractual cash obligations	$127,347	$80,252	$41,095	$-	$6,000

At December 31, 2005 the Company and the Bank had $110,000 in binding commitments for capital expenditures. These expenditures represent amounts for the completion of a new branch office.

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

Following is a summary of the commitments outstanding at December 31, 2005 and 2004.

2005	2004
(Dollars in Thousands)

Commitments to extend credit	$23,462	$22,835
Standby letters of credit	599	651
	$24,061	$23,486

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

	Year Ended December 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned interest	$150,932	$10,338	6.85%	$127,948	$7,732	6.04%
Investment securities:
Taxable	11,399	443	3.89	11,460	441	3.85
Nontaxable	1,110	67	6.04	1,146	68	5.93
Interest-bearing deposits in banks	542	16	2.95	89	1	1.41
Federal funds sold	11,617	391	3.37	6,922	100	1.44
Total interest-earning assets	175,600	11,255	6.41	147,565	8,342	5.65

Noninterest-earning assets:
Cash	4,456			4,081
Allowance for loan losses	(2,404)			(1,991)
Other assets	6,257			4,802
Total noninterest-earning assets	8,309			6,892

Total assets	$183,909			$154,457

Average Balances and Net Income Analysis (Continued)

	Year Ended December 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$42,234	$637	1.51%	$37,356	$267	0.71%
Time deposits	85,465	2,864	3.35	72,390	1,643	2.27
Other borrowings	13,217	419	3.17	7,548	151	1.99
Trust Preferred Securities	1,644	102	6.20	-	-	-
Total interest-bearing liabilities	142,560	4,022	2.82	117,294	2,061	1.76

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	25,704			23,849
Other liabilities	1,019			666
Stockholders’ equity	14,626			12,648
Total noninterest-bearing liabilities and stockholders’ equity	41,349			37,163

Total liabilities and stockholders’ equity	$183,909			$154,457

Interest rate spread			3.59%			3.89%

Net interest income		$7,233			$6,281

Net interest margin			4.12%			4.26%

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

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In Thousands)			(In Thousands)

Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$2,606	$1,217	$1,389	$692	$(371)	$1,063
Interest on securities:
Taxable	2	4	(2)	(231)	(19)	(212)
Tax exempt	(1)	1	(2)	-	-	-
Interest-bearing deposits in banks	15	10	5	(25)	1	(26)
Interest on federal funds sold	291	223	68	58	21	37
Total interest income	2,913	1,455	1,458	494	(368)	862

Expense from interest-bearing liabilities:
Interest on savings and interest-
bearing demand deposits	370	335	35	22	(14)	36
Interest on time deposits	1,221	924	297	(524)	(443)	(81)
Interest on other borrowings	268	155	113	125	(174)	299
Interest on Trust Preferred Securities	102	102	-	-	-	-
Total interest expense	1,961	1,516	445	(377)	(631)	254

Net interest income	$952	$(61)	$1,013	$871	$263	$608

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

The following table sets forth the distribution of the repricing of the Bank’s earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2005
	Maturing or Repricing Within
	Zero to	Three	One to	Over
	Three	Months to	Five	Five
	Months	One Year	Years	Years	Total
	(Dollars in Thousands)

Earning assets:
Interest-bearing deposits in banks and federal funds sold	$21,126	$-	$-	$-	$21,126
Restricted stock	1,031	-	-	-	1,031
Investment securities	519	2,591	7,948	$155	11,213
Loans	59,281	43,247	46,065	2,679	151,272
	81,957	45,838	54,013	2,834	184,642
Interest-bearing liabilities:
Interest-bearing demand deposits (1)	-	35,507	-	-	35,507
Savings (1)	-	7,388	-	-	7,388
Certificates less than $100,000	8,094	19,839	8,796	-	36,729
Certificates, $100,000 and over	11,368	24,729	17,725	-	53,822
Other borrowings	9,000	2,000	1,402	-	12,402
Trust preferred security	-	-	-	4,124	4,124
	28,462	89,463	27,923	4,124	149,972

Interest rate sensitivity gap	$53,495	$(43,625)	$26,090	$(1,290)	$34,670

Cumulative interest rate sensitivity gap	$53,495	$9,870	$35,960	$34,670

Interest rate sensitivity gap ratio	2.88	0.51	1.93	0.69

Cumulative interest rate sensitivity gap ratio	2.88	1.08	1.25	1.23

(1)
In recent years, the Bank has found that NOW and money-market checking deposits and savings deposits reprice on average between three months and one year, depending on the competition in the Bank’s market area and the general interest rate environment. Therefore, the Bank has placed these deposits in the three months to one year horizon.

Investment Portfolio

The Bank manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See “Asset/Liability Management.” Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets. In particular, approximately 68% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 28% of the investment portfolio matures or reprices within one year or less. All of the Bank’s investment securities are classified as available for sale.

Types of Investments

Securities

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,
	2005	2004
	(Dollars in Thousands)

U. S. Government and agency securities	$8,105	$7,237
State and municipal securities	1,091	1,131
Corporate debt securities	1,021	2,082
Mortgage-backed securities	996	1,609
Restricted stock	1,031	844
	$12,244	$12,903

Maturities

The amounts of securities available for sale in each category as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Restricted stock is included in the classification “after ten years.”

	U. S. Treasury
	And Other U. S.
	Government Agencies,
	Corporations and Restricted Stock		State and Political Subdivisions
		Yield		Yield
	Amount	(1)	Amount	(1) (2)
	(Dollars in Thousands)

Maturity:
One year or less	$2,766	3.61%	$-	-%
After one year through five years	6,360	3.93	936	5.81
After five years through ten years	-	-	-	-
After ten years	1,031	-	155	6.34
	$10,157	3.83%	$1,091	5.89%

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

Loan Portfolio

Types of Loans

Management believes that the Bank’s loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 62.5% of the Bank’s loan portfolio as of December 31, 2005. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2005	2004
	(Dollars in Thousands)

Commercial, financial and agricultural	$19,052	$16,104
Real estate - construction	28,937	26,135
Real estate - mortgage	94,596	86,110
Consumer	8,447	9,875
Overdrafts	240	53
	151,272	138,277
Less reserve for possible loan losses	(2,621)	(2,058)
Loans, net	$148,651	$136,219

Maturities and Sensitivity to Changes in Interest Rates

The maturities of the indicated loans at December 31, 2005 are shown in the following table according to maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.

	Maturing
	One year or less	After one year through five years	After five years	Total
	(Dollars in Thousands)

Commercial, financial and agricultural	$13,487	$5,179	$386	$19,052
Real estate - construction	20,368	8,386	183	28,937

The following table summarizes the loans presented in the table above at December 31, 2005 that mature after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in
Thousands)

Predetermined interest rates	$8,172
Floating or adjustable interest rates	5,962
$14,134

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

	December 31,
	2005	2004
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis	$877	$631

Installment loans and term loans contractually past due ninety days or more
as to interest or principal payments and still accruing	22	54

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

Additional interest income of $53,000 in 2005 would have been recorded if all loans accounted for on a non-accrual basis in the table above had been current in accordance with their original terms. No interest income has been recognized in 2005 on loans accounted for on a non-accrual basis.

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

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $500,000 in 2005 and $540,000 in 2004. The decrease in the provision for loan losses in 2005 resulted from a decrease in net charge-offs in 2005 and an improvement in the quality of the loan portfolio.

The Bank’s allowance for loan losses was $2,621,000 at December 31, 2005, representing 1.73% of year end total loans outstanding compared to $2,058,000 at December 31, 2004, which represented 1.49% of year end total loans outstanding. Management considers the allowance for loan losses adequate to cover anticipated loan losses.

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

	At December 31,
	2005		2004
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)

Commercial, financial and agricultural	$786	30%	$720	35%
Real estate - construction	656	25	412	20
Real estate - mortgage	393	15	308	15
Consumer	786	30	618	30

	$2,621	100%	$2,058	100%

The following table presents an analysis of the Bank’s loan loss experience for the periods indicated:

	December 31,
	2005	2004
	(Dollars in Thousands)

Average amount of loans outstanding	$150,932	$127,948

Balance of reserve for possible loan losses at beginning of period	$2,058	$1,758

Charge-offs:
Commercial, financial and agricultural	-	135
Real estate - construction	17	1
Real estate - mortgage	6	57
Consumer	78	127
Recoveries:
Commercial, financial and agricultural	16	24
Real estate - mortgage	107	27
Consumer	41	29
Net (recoveries) charge-offs	(63)	240

Additions to reserve charged to operating expenses	500	540

Balance of reserve for possible loan losses at end of period	$2,621	$2,058

Ratio of net loan (recoveries) charge-offs to average loans	(0.04)%	0.19%

A substantial portion of the Bank’s loan portfolio is in the commercial real estate lending and residential real estate sectors, including real estate construction lending. Those loans are secured by real estate in the Company’s primary market area. Therefore, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes to market conditions in the Company’s primary market area.

The Company also is closely monitoring certain portions of its loan portfolio that the Company believes have a higher credit risk profile, based solely upon their industry classification, which includes agricultural and agribusiness loans. Based on current information, the Company has not identified any problem credits included in these categories, which are not already classified as nonperforming or impaired loans.

Deposits

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,
	2005		2004
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$25,704	-%	$23,849	-%
Interest-bearing demand and savings deposits	42,234	1.51	37,356	0.71
Time deposits	85,465	3.35	72,390	2.27
Total deposits	$153,403		$133,595

The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months and (3) over twelve months.

(Dollars in Thousands)

Three months or less	$11,367
Over three months through six months	7,293
Over six months through twelve months	17,437
Over twelve months	17,725
Total	$53,822

Return on Assets and Shareholders’ Equity

The following rate of return information for the periods indicated is presented below.

	Year Ended December 31,
	2005	2004

Return on assets (1)	1.37%	1.27%

Return on equity (2)	17.18	15.52

Dividends payout ratio (3)	9.52	9.24

Equity to assets ratio (4)	7.95	8.19

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7.     FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, including the notes thereto, and the report of Mauldin & Jenkins LLC are included in this Report beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of December 31, 2005, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information appearing under the headings “Election of Directors,” “Executive Officers” and “Section 16(a), Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2006 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 18, 2006, is incorporated herein by reference. In addition, the Company has adopted a code of ethics, which is entitled “Code of Conduct for Senior Executive and Financial Officers,” that applies to the Company’s chief executive officer and chief financial officer, a copy of which is filed as Appendix A to the Company’s 2004 Proxy Statement and incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the headings “Equity Compensation Plan Information” and “Principal Shareholders” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.	EXHIBITS

1.    The following financial statements of the Company as of and for the years ended December 31, 2005 and 2004 are filed and incorporated herein by reference as part of this Report:

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

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on February 27, 2001).

3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form 8-K filed on February 27, 2001).

10.1*	1998 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.2*	Form of Director Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

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

14.1	Code of Conduct (Incorporated by reference to Appendix A of the Company’s 2004 Proxy Statement on Form Def 14A filed on April 29, 2004).

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit No.	Description

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

*Compensation Plan or arrangement required to be listed as an Exhibit to Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Fees Paid to Independent Accounting Firms” in the 2006 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27 , 2006	FMB EQUIBANC, INC. By:/s/ Charles R. Nessmith Charles R. Nessmith President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles R. Nessmith Charles R. Nessmith	Director, President and Chief Executive Officer (principal executive officer)	March 27 , 2006

/s/ Dwayne E. Rocker Dwayne E. Rocker	Secretary (principal financial and accounting officer)	March 27 , 2006

/s/ R. Earl Dabbs	Chairman of the Board of Directors	March 27 , 2006
R. Earl Dabbs

/s/ Leonard H. Blount Leonard H. Blount	Director	March 27 , 2006

/s/ F. Wendell Brannen	Director	March 27 , 2006
F. Wendell Brannen

/s/ Frank C. Rozier Frank C. Rozier	Director	March 27 , 2006

/s/ Gerald M. Edenfield	Director	March 27 , 2006
Gerald M. Edenfield

/s/ William Hatcher	Director	March 27 , 2006
William Hatcher

/s/ William B. Nessmith	Director	March 27 , 2006
William B. Nessmith

/s/ Andrew C. Oliver	Director	March 27 , 2006
Andrew C. Oliver

/s/ Billy G. Tyson	Director	March 27 , 2006
Billy G. Tyson

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2005

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-3
Consolidated statements of income	F-4
Consolidated statements of comprehensive income	F-5
Consolidated statements of stockholders' equity	F-6
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-8-27

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
FMB Equibanc, Inc.
Statesboro, Georgia

We have audited the accompanying consolidated balance sheets of FMB Equibanc, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMB Equibanc, Inc. and Subsidiaries, as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
January 26, 2006

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Dollars in Thousands)

Assets	2005	2004

Cash and due from banks	$4,192	$3,235
Interest-bearing deposits at other financial institutions	759	33
Federal funds sold	20,367	9,267
Securities available for sale	11,213	12,059
Restricted equity securities, at cost	1,031	844

Loans	151,272	138,277
Less allowance for loan losses	2,621	2,058
Loans, net	148,651	136,219

Premises and equipment, net	4,390	2,759
Other assets	3,220	2,584

Total assets	$193,823	$167,000

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$27,055	$26,132
Interest-bearing	133,446	115,277
Total deposits	160,501	141,409
Other borrowings	12,402	11,423
Guaranteed preferred beneficial interests in junior subordinated debentures	4,124	-
Other liabilities	1,302	798
Total liabilities	178,329	153,630

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	12,132	9,860
Accumulated other comprehensive income (loss)	(76)	72
Total stockholders' equity	15,494	13,370

Total liabilities and stockholders' equity	$193,823	$167,000

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Dollars in Thousands, Except Per Share Amounts)

	2005	2004
Interest income:
Loans, including fees	$10,338	$7,732
Securities:
Taxable	443	441
Nontaxable	44	45
Federal funds sold	391	100
Interest-bearing deposits at other financial institutions	16	1
Total interest income	11,232	8,319

Interest expense:
Deposits	3,501	1,910
Other borrowings	521	151
Total interest expense	4,022	2,061

Net interest income	7,210	6,258
Provision for loan losses	500	540
Net interest income after provision for loan losses	6,710	5,718

Other income:
Service charges on deposit accounts	1,484	1,035
Other service charges, commissions and fees	239	191
Securities losses, net	-	(12)
Mortgage origination fees	523	604
Other operating income	23	21
Total other income	2,269	1,839

Other expenses:
Salaries and employee benefits	2,568	2,323
Occupancy and equipment expense	532	487
Office supplies	142	122
Data processing fees	335	306
Professional fees	181	148
Consulting fees	157	56
Advertising and public relations	245	234
Other operating expenses	910	810
Total other expenses	5,070	4,486

Income before income taxes	3,909	3,071

Income tax expense	1,397	1,108

Net income	$2,512	$1,963

Basic earnings per share	$6.93	$5.41

Diluted earnings per share	$6.86	$5.36

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Dollars in Thousands)

	2005	2004

Net income	$2,512	$1,963

Other comprehensive income (loss):
Unrealized holding losses arising during the period, net of tax benefits of $100 and $95, respectively	(148)	(143)

Reclassification adjustment for losses realized in net income, net of tax benefit of $5 in 2004	-	7

Other comprehensive loss	(148)	(136)

Comprehensive income	$2,364	$1,827

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Dollars in Thousands)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2003	362,600	$362	$3,076	$8,078	$208	$11,724
Net income	-	-	-	1,963	-	1,963
Dividends declared, $0.50 per share	-	-	-	(181)	-	(181)
Other comprehensive loss	-	-	-	-	(136)	(136)
Balance, December 31, 2004	362,600	362	3,076	9,860	72	13,370
Net income	-	-	-	2,512	-	2,512
Dividends declared, $0.66 per share	-	-	-	(240)	-	(240)
Other comprehensive loss	-	-	-	-	(148)	(148)
Balance, December 31, 2005	362,600	$362	$3,076	$12,132	$(76)	$15,494

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Dollars in Thousands)

	2005	2004
OPERATING ACTIVITIES
Net income	$2,512	$1,963
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	277	256
Provision for loan losses	500	540
Loss on sales of securities	-	12
Deferred income taxes	(232)	(96)
Increase in interest receivable	(399)	(191)
Increase in interest payable	321	101
Other operating activities, net	127	157

Net cash provided by operating activities	3,106	2,742

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(726)	(6)
Purchases of securities available for sale	(1,168)	(8,789)
Proceeds from maturities of securities available for sale	1,078	7,199
Proceeds from sale of securities available for sale	501	4,071
Net increase in federal funds sold	(11,100)	(9,209)
Net increase in loans	(12,713)	(22,065)
Purchase of premises and equipment	(1,908)	(316)
Proceeds from sale of repossessed assets	56	-

Net cash used in investing activities	(25,980)	(29,115)

FINANCING ACTIVITIES
Net increase in deposits	19,092	13,587
Principal repayments on other borrowings	(3,021)	(3,519)
Proceeds from other borrowings	4,000	14,500
Proceeds from issuance of guaranteed preferred beneficial
interest in junior subordinated debentures	4,000	-
Dividends paid	(240)	(181)

Net cash provided by financing activities	23,831	24,387

Net increase (decrease) in cash and due from banks	957	(1,986)

Cash and due from banks at beginning of year	3,235	5,221

Cash and due from banks at end of year	$4,192	$3,235

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,701	$1,960

Income taxes	$1,629	$1,138

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$83	$322

Financed sales of other real estate owned	$320	$-

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

FMB Equibanc, Inc. (the “Company”) is a one-bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Farmers & Merchants Bank (the “Bank”). The Bank is located in Statesboro, Bulloch County, Georgia with the main office and two branches, located in Statesboro and one branch located in Brooklet, Georgia. The Bank provides a full range of banking services to individual and corporate customers in its primary market area of Bulloch County, Georgia and surrounding counties. In 2004, the Company formed a wholly-owned real-estate subsidiary, FMB Properties, Inc., to handle all purchases and sales of foreclosed assets.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $868,000 and $896,000 at December 31, 2005 and 2004, respectively.

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

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

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

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The Company carried $83,000 and $322,000 in other real estate owned at December 31, 2005 and 2004, respectively.

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

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)

Net income, as reported	$2,512	$1,963
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	-
Pro forma net income	$2,512	$1,963
Earnings per share:
Basic - as reported	$6.93	$5.41
Basic - pro forma	$6.93	$5.41
Diluted - as reported	$6.86	$5.36
Diluted - pro forma	$6.86	$5.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2005:
U. S. Treasury and U. S.
Government agencies	$8,252	$-	$(147)	$8,105
Mortgage-backed securities	1,009	3	(16)	996
State and municipal securities	1,078	13	-	1,091
Corporate bonds	1,002	19	-	1,021
	$11,341	$35	$(163)	$11,213

December 31, 2004:
U. S. Treasury and U. S.
Government agencies	$7,246	$10	$(19)	$7,237
Mortgage-backed securities	1,601	17	(9)	1,609
State and municipal securities	1,087	44	-	1,131
Corporate bonds	2,005	77	-	2,082
	$11,939	$148	$(28)	$12,059

The amortized cost and fair value of securities available for sale as of December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due within one year	$2,795	$2,766
Due from one to five years	7,383	7,296
Due from five to ten years	-	-
Due after ten years	154	155
Mortgage-backed securities	1,009	996
	$11,341	$11,213

Securities with a carrying value of $9,222,000 and $7,192,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES (Continued)

Gains and losses on sales of securities available for sale consist of the following (dollars in thousands):

	Years Ended December 31,
	2005	2004

Gross gains	$-	$26
Gross losses	-	(38)
Net realized losses	$-	$(12)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 (dollars in thousands).

	Less Than 12 Month		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2005:
U. S. Treasury and U. S. Government agencies	$3,900	$67	$4,205	$80	$8,105	$147
Mortgage-backed securities	-	-	533	16	533	16
Total temporarily impaired securities	$3,900	$67	$4,738	$96	$8,638	$163
December 31, 2004:
U. S. Treasury and U. S. Government agencies	$4,253	$19	$-	$-	$4,253	$19
Mortgage-backed securities	822	9	-	-	822	9
Total temporarily impaired securities	$5,075	$28	$-	$-	$5,075	$28

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses in the table above are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS

The composition of loans is summarized as follows (dollars in thousands)

	December 31,
	2005	2004

Commercial, financial and agricultural	$19,052	$16,104
Real estate - construction	28,937	26,135
Real estate - mortgage	94,596	86,110
Consumer	8,447	9,875
Overdrafts	240	53
Total loans	151,272	138,277
Allowance for loan losses	(2,621)	(2,058)
Loans, net	$148,651	$136,219

Changes in the allowance for loan losses are as follows (dollars in thousands):

	Years Ended December 31,
	2005	2004

Balance, beginning of year	$2,058	$1,758
Provision for loan losses	500	540
Loans charged off	(101)	(320)
Recoveries of loans previously charged off	164	80
Balance, end of year	$2,621	$2,058

The following is a summary of information pertaining to impaired loans (dollars in thousands):

	As of and for the Years Ended December 31,
	2005	2004

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	877	631
Total impaired loans	$877	$631
Valuation allowance related to impaired loans	$132	$99
Average investment in impaired loans	$780	$809
Interest income recognized on impaired loans	$3	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS (Continued)

Loans on nonaccrual status amounted to approximately $877,000 and $631,000 at December 31, 2005 and 2004, respectively. Loans past due ninety days or more and still accruing interest amounted to $22,000 and $54,000 at December 31, 2005 and 2004, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 are as follows (dollars in thousands):

Balance, beginning of year	$1,224
Advances	2,770
Repayments	(2,706)
Balance, end of year	$1,288

NOTE 4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (dollars in thousands):

	December 31
	2005	2004

Land	$953	$953
Buildings	2,573	2,356
Furniture and equipment	1,878	1,667
Construction in progress; estimated cost to complete, $110	1,509	30
Total cost	6,913	5,006
Accumulated depreciation	(2,523)	(2,247)
Net book value	$4,390	$2,759

Leases

During 2003, the Company entered into two noncancelable operating lease agreements for purposes of erecting two drive-up ATMs. Each lease has an initial lease term of five years with one five year renewal option. Aggregate rental expense under the leases amounted to $7,200 for each of the years ended December 31, 2005 and 2004.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2006	$7,200
2007	7,200
2008	6,000
2009	-
$20,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $53,822,000 and $44,339,000, respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows (dollars in thousands):

2006	$64,030
2007	18,282
2008	8,233
$90,545

At December 31, 2005 and 2004, the Company held brokered time deposits in the amount of $10,486,000 and $6,837,000, respectively.

NOTE 6.	OTHER BORROWINGS

Other borrowings consist of the following (dollars in thousands):
	December 31,
	2005	2004

Federal Home Loan Bank advance with interest payable
monthly at a fixed rate of 2.17% maturing October 2005.	$-	$2,000
Federal Home Loan Bank advance with interest payable
monthly at a fixed rate of 2.65% maturing April 2006.	2,000	2,000
Federal Home Loan Bank advance with interest payable every
three months at a variable interest rate of 2 basis points above
3 month LIBOR (4.35% at December 31, 2005), maturing May 2006.	4,000	4,000
Federal Home Loan Bank advance with interest payable every
three months at a variable interest rate of 2 basis points above
3 month LIBOR (4.15% at December 31, 2005), maturing July 2006.	3,000	3,000
Federal Home Loan Bank advance with interest payable every three months at a variable interest rate of 50 basis points below 3 month
LIBOR (3.98% at December 31, 2005), callable March 2007 without
penalty, maturing March 2012.	2,000	-
Federal Home Loan Bank advance with interest payable monthly at a
fixed rate of 4.12%, maturing June 2007	1,000	-
Federal Home Loan Bank advance with interest and
principal payable monthly through December 2008
at a fixed interest rate of 5.48%.	392	409
Note payable to Ford Motor Credit with principal payable
through May 2008, 0% interest rate, secured by a
bank-owned vehicle.	10	14
	$12,402	$11,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	OTHER BORROWINGS (Continued)

Contractual maturities of other borrowings as of December 31, 2005 are as follows (dollars in thousands):

2006	$9,022
2007	1,023
2008	357
2009 and beyond	2,000
$12,402

Advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $38,273,000.

The Company and the Bank have available unused lines of credit with various financial institutions totaling $18,477,000 at December 31, 2005.

NOTE 7.	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEBENTURES

In August 2005, the Company formed a wholly-owned Delaware statutory business trust, FMB 2005 Capital Trust I (“Trust I”), which issued $4,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). These debentures qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMB 2005 Capital Trust I to purchase $4,124,000 of junior subordinated debentures of the Company, which carry a fixed rate of 6.09% for the first five years and then converts to a floating rate based on a three-month LIBOR plus 157 basis points. The debentures represent the sole asset of Trust I. The Trust Preferred Securities accrue and pay distributions at a fixed rate of 6.09% for the first five years and then converts to a floating rate of three-month LIBOR plus 157 basis points per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Trust I and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in August 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust I in whole or in part, on or after August 4, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were approximately $41,000 and $43,000 for the years ended December 31, 2005 and 2004, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan providing for death and retirement benefits for certain directors. The estimated amounts to be paid under the compensation plan have been partially funded through the purchase of either life insurance policies or annuities contracts on the participating directors. Accrued deferred compensation of $243,000 and $242,000 is included in other liabilities as of December 31, 2005 and 2004, respectively. Cash surrender value of $246,000 on the insurance policies is included in other assets at December 31, 2005 and 2004.

NOTE 9.	STOCK-BASED COMPENSATION

The Company has a nonqualified stock option plan reserving 18,000 shares of common stock for the granting of options to officers and key employees. Option prices reflect the fair market value of the Company’s common stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

Other pertinent information related to the options is as follows:

	2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	6,000	$15.27	6,000	$15.27
Granted	-	-	-	-
Exercised	-	-	-	-
Terminated	-	-	-	-
Outstanding at end of year	6,000	$15.27	6,000	$15.27

Options exercisable at year-end	6,000	$15.27	6,000	$15.27
Weighted-average fair value of options
granted during the year		$-		$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	STOCK-BASED COMPENSATION (Continued)

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$15.27	6,000	2.0 years	$15.27	6,000	$15.27

NOTE 10.	INCOME TAXES

The components of income tax expense are as follows (dollars in thousands):

	Years Ended December 31,
	2005	2004

Current	$1,629	$1,204
Deferred	(232)	(96)
	$1,397	$1,108

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows (dollars in thousands):

	Years Ended December 31,
	2005	2004

Tax provision at statutory federal rate	$1,329	$1,044
Tax-exempt income	(13)	(14)
State income taxes	127	89
Other	(46)	(11)
Income tax expense	$1,397	$1,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	INCOME TAXES (Continued)

The components of deferred income taxes are as follows (dollars in thousands):

	Years Ended December 31,
	2005	2004

Deferred tax assets:
Loan loss reserves	$873	$673
Deferred compensation	100	92
Nonaccrual interest	21	18
Securities available for sale	51	-
	1,045	783

Deferred tax liabilities:
Depreciation	159	180
Securities available for sale	-	48
	159	228

Net deferred tax assets	$886	$555

NOTE 11.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2005	2004

Net income	$2,512,000	$1,963,000

Weighted average number of common shares outstanding	362,600	362,600
Effect of dilutive options	3,819	3,455
Weighted average number of common shares outstanding
used to calculate dilutive earnings per share
	366,419	366,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	COMMITMENTS AND CONTINGENCIES

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

	December 31,
	2005	2004

Commitments to extend credit	$23,462	$22,835
Financial standby letters of credit	599	651
	$24,061	$23,486

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

At December 31, 2005 and 2004, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2005 and 2004.

At December 31, 2005 and 2004, the Company had guaranteed the debt of certain customers’ liabilities at another financial institution totaling $29,000 and $35,000, respectively. These guarantees represent the available credit line of those certain Bank customers. The Company has not been required to perform on any of these guarantees for the years ended December 31, 2005 and 2004. Credit card commitments are unsecured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

NOTE 13.	CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, commercial real estate, residential real estate, construction and development and consumer loans to customers in Bulloch and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual obligations is dependent on the local economy.

81.7% percent of the Company's loan portfolio is concentrated in loans secured by real estate primarily in the Company's market area. Accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in the Company's market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, or approximately $3,750,000.

The Bank has a concentration of funds on deposit at The Bankers Bank at December 31, 2005 and 2004 as follows (dollars in thousands).

Concentration over insured limits (dollars in thousands):

	2005	2004

Noninterest-bearing accounts	$2,062	$1,270
Federal funds sold	20,367	9,267
	$22,429	$10,537

NOTE 14.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, approximately $1,311,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined and of Tier I capital to average assets. Management believes, as of December 31, 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized Farmers & Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories. Prompt corrective action provisions are not applicable to bank holding companies.

The Company and Bank’s actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$21,426	14.5%	$11,808	8.0%	N/A	N/A
Farmers & Merchants Bank	$20,972	14.2%	$11,802	8.0%	$14,752	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$19,571	13.3%	$5,904	4.0%	N/A	N/A
Farmers & Merchants Bank	$19,118	13.0%	$5,901	4.0%	$8,851	6.0%
Tier I Capital to Average Assets:
Consolidated	$19,571	10.1%	$7,727	4.0%	N/A	N/A
Farmers & Merchants Bank	$19,118	9.9%	$7,716	4.0%	$9,645	5.0%

As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$14,962	11.3%	$10,620	8.0%	N/A	N/A
Farmers & Merchants Bank	$14,530	11.0%	$10,594	8.0%	$13,243	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$13,298	10.0%	$5,310	4.0%	N/A	N/A
Farmers & Merchants Bank	$12,870	9.7%	$5,297	4.0%	$7,946	6.0%
Tier I Capital to Average Assets:
Consolidated	$13,298	8.1%	$6,565	4.0%	N/A	N/A
Farmers & Merchants Bank	$12,870	7.8%	$6,558	4.0%	$8,197	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks, interest-
bearing deposits at other financial
institutions and federal funds sold	$25,318	$25,318	$12,535	$12,535
Securities	12,244	12,244	12,903	12,903
Loans, net	148,651	147,505	136,219	136,305
Accrued interest receivable	1,628	1,628	1,229	1,229

Financial liabilities:
Deposits	160,501	159,804	141,409	141,349
Other borrowings	12,402	12,347	11,423	11,412
Guaranteed preferred beneficial
interests in junior subordinated
debentures	4,124	3,928	-	-
Accrued interest payable	609	609	289	289

NOTE 16.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2005 and 2004 and statements of income and cash flows of FMB Equibanc, Inc. for the periods ended December 31, 2005 and 2004 (dollars in thousands).

CONDENSED BALANCE SHEETS
	2005	2004
Assets
Cash	$89	$33
Investment in subsidiaries	19,478	13,263
Other assets	62	76
Total assets	$19,629	$13,372

Liabilities
Guaranteed preferred beneficial interests in junior
subordinated debentures	$4,124	$-
Other liabilities	11	2
	4,135	2

Stockholders’ equity	15,494	13,370

Total liabilities and stockholders’ equity	$19,629	$13,372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME
	2005	2004

Income, dividends from subsidiaries	$377	$563

Expenses
Interest expense	103	-
Other	64	42
Total expenses	167	42

Income before income tax benefit and equity
in undistributed income of subsidiaries	210	521

Income tax benefit	62	16

Income before equity in undistributed income of subsidiaries	272	537

Equity in undistributed income of subsidiaries	2,240	1,426

Net income	$2,512	$1,963

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004

OPERATING ACTIVITIES
Net income	$2,512	$1,963
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed income of subsidiaries	(2,240)	(1,426)
Other operating activities	24	(38)

Net cash provided by operating activities	296	499

INVESTING ACTIVITIES
Capital injection in non-bank subsidiary	-	(322)
Capital injection in subsidiary bank	(4,000)	-

Net cash used in investing activities	(4,000)	(322)

FINANCING ACTIVITIES
Dividends paid	(240)	(181)
Proceeds from issuance of guaranteed preferred beneficial
interests in junior subordinated debentures	4,000	-

Net cash provided by (used in) financing activities	3,760	(181)

Net increase (decrease) in cash	56	(4)

Cash at beginning of period	33	37

Cash at end of year	$89	$33