Form 10-Q
period 2006-03-31
FMB EQUIBANC INC
filed 2006-05-15
CIK 1135374

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(X)	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2006
Common Stock, $1.00 par value	362,600

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FMB EQUIBANC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
Assets	2006	2005
	(Unaudited)	(Audited)

Cash and due from banks	$6,136	$4,192
Interest-bearing deposits at other financial institutions	506	759
Federal funds sold	10,262	20,367
Securities available for sale	10,821	11,213
Restricted equity securities, at cost	1,174	1,031

Loans	176,902	151,272
Less allowance for loan losses	2,711	2,621
Loans, net	174,191	148,651

Premises and equipment, net	4,478	4,390
Other real estate	83	83
Other assets	3,291	3,137

Total assets	$210,942	$193,823

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$29,570	$27,055
Interest-bearing	143,433	133,446
Total deposits	173,003	160,501

Other borrowings	16,397	12,402
Guaranteed preferred beneficial interest in
junior subordinated debentures	4,124	4,124
Other liabilities	1,433	1,302
Total liabilities	194,957	178,329

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	12,638	12,132
Accumulated other comprehensive loss	(91)	(76)
Total stockholders' equity	15,985	15,494

Total liabilities and stockholders' equity	$210,942	$193,823

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2006	2005
Interest income:
Loans, including fees	$3,013	$2,256
Securities:
Taxable	109	109
Nontaxable	11	11
Federal funds sold	162	45
Interest-bearing deposits at other financial institutions	8	-
Total interest income	3,303	2,421

Interest expense:
Deposits	1,175	650
Other borrowings	190	77
Total interest expense	1,365	727

Net interest income	1,938	1,694
Provision for loan losses	90	125
Net interest income after provision for loan losses	1,848	1,569

Other income:
Service charges on deposit accounts	443	220
Mortgage origination fees	157	107
Other service charges, commissions and fees	86	65
Other operating income	4	8

Total other income	690	400

Other expense:
Salaries and employee benefits	787	555
Occupancy and equipment expense	158	128
Other operating expenses	659	424
Total other expenses	1,604	1,107

Income before income taxes	934	862

Income tax expense	343	314

Net income	$591	$548

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	(15)	(109)

Comprehensive Income	$576	$439

Basic earnings per share	$1.63	$1.51

Diluted earnings per share	$1.61	$1.50

Dividends per share	$0.235	$0.165

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in Thousands)
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$591	$548
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	85	64
Provision for loan losses	90	125
Gain on sale of other real estate	(4)	-
Net increase in interest receivable	(47)	(24)
Net increase in interest payable	36	100
Other operating activities, net	(32)	57

Net cash provided by operating activities	719	870

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	253	(16)
Purchases of securities available for sale	(143)	(1,123)
Proceeds from maturities of securities available for sale	371	684
Proceeds from sale of securities available for sale	-	501
Net decrease in federal funds sold	10,105	2,423
Net increase in loans	(25,601)	(8,645)
Purchase of premises and equipment	(173)	(350)
Proceeds from sale of repossessed assets	-	43

Net cash used in investing activities	(15,188)	(6,483)

FINANCING ACTIVITIES
Net increase in deposits	12,503	4,055
Principal repayments on other borrowings	(5)	(5)
Proceeds from other borrowings	4,000	2,000
Dividends paid	(85)	(60)

Net cash provided by financing activities	16,413	5,990

Net increase (decrease) in cash and due from banks	1,944	377

Cash and due from banks at beginning of year	4,192	3,235

Cash and due from banks at end of period	$6,136	$3,612

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,330	$627

Income taxes	$46	$36

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$40	$-

Financed sales of other real estate owned	44	-

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto and the Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

2.	ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company has followed those policies in preparing this report.

3.	COMMON STOCK

The par value of the Company’s common stock is $1 per share, and 10,000,000 shares are authorized. The Company’s wholly-owned bank subsidiary may pay dividends to the Company in any year up to 50% of the previous year’s net income, or $2,623,000 in 2005, without the approval of the Georgia Department of Banking and Finance.

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares. Potential common shares consist of stock options.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended March 31,
	2006	2005
Net Income	$591,000	$548,000

Weighted average number of common
shares outstanding	362,600	362,600
Effect of dilutive options	3,819	3,455

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,419	366,055

5.	STOCK-BASED COMPENSATION PLAN

At March 31, 2006, the Company has a stock-based compensation plan that includes key employees of the Bank. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income for the three months ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). No stock options were granted or no previously granted options vested during the three months ended March 31, 2006 or 2005, therefore no compensation cost was recognized. The adoption of these provisions of Statement 123 (R) did not have a material affect on the financial statements.

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (the “Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc. FMB Properties, Inc. was formed during 2004, as a real estate holding entity, to acquire, hold and sell properties as a result of loan foreclosures of the Bank and currently holds $83,000 in other real estate owned. The narrative that follows refers to the operations of the Bank.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to future plans and expectations, and are thus prospective. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. These statements are based on many assumptions and estimates and are not guarantees of future performance. The Company’s actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which the Company is unsure, including potential risks and uncertainties, which are beyond the Company’s control. Such factors include, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in political conditions or the legislative or regulatory environment;
•	potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that the Company may pursue or be required under state and federal banking regulations;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•
general economic conditions, either nationally or regionally, and especially in the Company’s market area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in commodity prices;
•	weather, natural disasters and other catastrophic events; and
•	other factors discussed in the Company’s filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, reference is made to the Notes to the Company’s audited consolidated financial statements as filed in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. There have been no changes in the critical accounting policies since December 31, 2005.

Performance Overview

The Company’s consolidated net income for the three months ended March 31, 2006 was $591,000 (basic earnings per share of $1.63) compared to net income of $548,000 (basic earnings per share of $1.54) for the three months ended March 31, 2005, representing an increase of $43,000 or 7.8%. The return on average assets for the three-month period ended March 31, 2006 was 1.20% compared to 1.30% for the same period last year, while the return on average common shareholders’ equity was 15.02% for the three-month period ended March 31, 2006 compared to 16.22% for the same period last year.

The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $25,630,000, or 16.9%, since December 31, 2005. Investment securities have decreased $392,000, or 3.5%, while the total of federal funds sold and interest-bearing deposits in other banks have decreased $10,358,000, or 49.0%, since year-end.

Total assets have increased $17,119,000, or 8.8%, since year-end, while deposits have increased $12,502,000, or 7.8%. Demand deposits have increased $2,515,000, or 9.3%, while interest-bearing deposits have increased $9,987,000, or 7.5%. This growth in deposits coupled with the decreases in investment securities and federal funds sold, have funded the growth in loans since December 31, 2005.

Allowance for Loan Losses

The Bank’s allowance for loan losses was $2,711,000 at March 31, 2006, compared to $2,621,000 at December 31, 2005. The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. The Bank segregates its loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the Bank further segregates its loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the Bank’s market. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

The Bank has developed a methodology for determining the adequacy of the loan loss reserve, which is reviewed monthly by the Bank’s Board of Directors. Procedures provide for the assignment of a risk rating for every loan included in the Bank’s total loan portfolio, with the exception of home equity and personal lines of credit. The risk rating schedule provides eight ratings of which four ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans are subject to quarterly review by an independent third party. As a result of loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2006 were considered satisfactory. At that date, cash and due from banks totaled $6,136,000, an increase of $1,944,000 from December 31, 2005. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the three months ended March 31, 2006, the Company increased its capital by retaining net earnings of $506,000 after payment of dividends. After recording a decrease in capital of $15,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $491,000 during the first three months of 2006. At March 31, 2006, total capital of the Company amounted to $15,985,000.

The Company and the Bank are subject to minimum capital standards set forth by the federal bank regulatory agencies. The required capital for regulatory purposes differs from the balance sheet equity accounts as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations, as well as subordinated debt. Further, the proceeds of the sale of the trust preferred securities counts as “Tier 1” regulatory capital for the Company. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The regulatory capital ratios for the Company and the Bank, as well as the required minimums at March 31, 2006 are as follows:

	Minimum Regulatory Requirement		Actual
	Company	Bank	Company	Bank

Total capital to risk adjusted assets	8.00%	8.00%	12.93%	12.66%
Tier 1 Capital to risk adjusted assets	4.00%	4.00%	11.67%	11.41%
Tier 1 leverage ratio (to average assets)	4.00%	4.00%	10.08%	9.85%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 7.6% at March 31, 2006 and 8.0% at December 31, 2005.

At March 31, 2006, the Company had $31,000 in binding commitments for capital expenditures.  These expenditures represent amounts owed but not billed for the completion of the construction of a new branch office.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased $244,000, or 14.4%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase is primarily a result of an increase in interest income of $882,000, or 36.4%, as compared with the three months ended March 31, 2005, offset by an increase in interest expense of $638,000, or 87.8%, as compared with the three months ended March 31, 2005.

Interest Income

Total interest income increased $882,000, or 36.4%, in the first three months of 2006, compared to the first three months of 2005. Interest on loans increased $757,000, or 33.6%, in the first three months of 2006, compared to the first three months of 2005, as a result of an increase in the year-to-date average balance of loans outstanding of approximately $17,630,000, as well as an increase in yield on the loan portfolio from 6.4% through March 31, 2005 to 7.6% through March 31, 2006. During the first three months of 2006, total interest on federal funds sold and interest-bearing deposits in other banks increased $125,000, from $45,000 during the first three months of 2005, to $170,000 during the first three months of 2006. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an approximate $6,766,000 increase in the year-to-date average balance of these investments, as well as an increase in the yield on the investments from approximately 2.4% during the first quarter of 2005 to approximately 4.4% during the first quarter of 2006.

Interest Expense

Total interest expense for the first three months of 2006 increased $638,000, or 87.8%, from the first three months of 2005. Interest on deposits increased $525,000, or 80.8%, during the first three months of 2006, compared to the first three months of 2005. This increase is attributable to an increase of approximately $16,554,000 in the average balance of interest-bearing deposits from the first three months of 2005 as compared to the first three months of 2006, as well as an increase in the cost of these deposits from 2.2% during the first three months of 2005 to 2.9% during the first three months of 2006. Interest on total borrowed funds increased $113,000 from the first three months of 2005 to the first three months of 2006, as a result of the issuance of $4,124,000 in long term subordinated debt at a cost of 6.09% during the third quarter of 2005 as well as an increase in the cost of FHLB advances from 2.63% during the first three months of 2005 to 4.18% during the first three months of 2006.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $90,000 and $125,000 during the three months ended March 31, 2006 and 2005, respectively, a decrease of $35,000. At March 31, 2006 the allowance for loan losses was 1.53% of outstanding loans, compared to 1.55% at March 31, 2005. Recoveries matched charge-offs for the three months ended March 31, 2006. Recoveries, net of charge-offs, for the three months ended March 31, 2005 amounted to $103,000. During the first quarter of 2005, the Bank recovered $103,000 on one specific loan.

Nonperforming loans were $808,000 at March 31, 2006 and $877,000 at December 31, 2005. Nonperforming loans consist of $800,000 and $855,000 in nonaccrual loans, respectively, and $8,000 and $22,000 in loans past due over 90 days and still accruing interest, respectively, at March 31, 2006 and December 31, 2005.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
	(Dollars in Thousands)
Service charges on deposit accounts	$443	$220
Mortgage origination fees	157	107
Other service charges, commissions and fees	86	65
Other operating income	4	8
	$690	$400

Total noninterest income increased $290,000, or 72.5%, during the first three months of 2006 from the first three months of 2005. This increase is reflected in increases of $223,000 in service charges on deposit accounts, $50,000 in mortgage origination fees and $21,000 in other service charges, commissions and fees, offset by a decrease of $4,000 in other operating income. The increase in service charges on deposit accounts is the result of an increase in the volume of checks presented for payment against insufficient funds. During 2005, the Bank introduced an overdraft privilege service, in which eligible transaction account holders are pre-approved for the payment of overdrafts up to a specific dollar limit determined by the Bank. This service is discretionary and may be terminated by the Bank at any time. However, the customer is charged an insufficient fund fee for each item presented for payment against his or her account if there are not adequate funds in the account to pay the item. The service has been well accepted by these customers as evidenced by the increase in insufficient fee income, as well as the increase in the dollar amount of overdrafts. Overdrafts are considered an extension of credit, and the Bank has experienced a nominal increase for the three months ended March 31, 2006, in the level of charge-offs related to overdrafts. The increase in mortgage origination fees is due to the increase in volume of mortgage lending activity. The increase in other service charges, commissions and fees is the result of an increase in fees from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transaction paid with debit cards.

Following is a comparison of noninterest expense for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
	(Dollars in Thousands)
Salaries and employee benefits	$787	$555
Equipment and occupancy expense	158	128
Other operating expense	659	424
	$1,604	$1,107

Noninterest expense increased $497,000, or 44.9%, in the first three months of 2006 as compared to the first three months of 2005. This increase is comprised of an increase in salary and employee benefits of $232,000, in occupancy and equipment expense of $30,000 and in other expense of $235,000. The increase in salary and employee benefits is the result of additional staffing requirements for the new branch office of the Bank and ordinary salary increases for staff. The increase in occupancy and equipment expense is due to the opening of the new branch of the Bank. The $235,000 increase in other expenses is the result of increases in several line items included in other expense. The largest increases are an increase of $57,000 in legal fees, an increase of $53,000 in consulting fees, an increase of $24,000 in public relations expense, an increase of $21,000 in stationary, supplies and printing, an increase of $20,000 in directors’ fees, and an increase of $17,000 in loan documentation expenses. The increase in legal fees and in loan documentation expense are the result of the Bank absorbing the closing costs of obtaining certain commercial loan relationships associated with a new commercial lender. The increase in consulting fees is the result of the fees due to the firm assisting the Bank in implementing the overdraft privilege program previously discussed. The increase in directors’ fees is the result of an increase in the monthly fee as approved by the Board of Directors of the Bank in late 2005. The increase in stationary, supplies, and printing is the result of the growth in the general operations of the Bank as well as the set up and opening of a new branch facility in the first quarter of 2006.

Income Taxes

Income taxes for the three months ended March 31, 2006 increased $29,000, or 9.2%, from those at March 31, 2005. This increase is the result of an increase in income before income taxes of the Company. The effective tax rate for the three months ended March 31, 2006 and 2005 was approximately 36.5%.

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

Following is a summary of the commitments outstanding at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Commitments to extend credit	$42,130	$23,462
Standby letters of credit	561	599
	$42,691	$24,061

ITEM 3.               CONTROLS AND PROCEDURES

The Chief Executive Officer and Principal Financial Officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits

(a)	Exhibits:

31.1  Rule 13a-14(a) Certification of the Chief Executive Officer

31.2  Rule 13a-14(a) Certification of the Principal Financial Officer

32.1  Section 1350 Certification by the Chief Executive Officer

32.2  Section 1350 Certification by the Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC. (Registrant)

DATE: May 10, 2006	By:	/s/ Charles R. Nessmith

Charles R. Nessmith President and Chief Executive Officer

DATE: May 10, 2006	By:	/s/ Dwayne E. Rocker

Dwayne E. Rocker Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Principal Financial Officer