Form 10QSB
period 2006-06-30
FMB EQUIBANC INC
filed 2006-08-11
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

( X )     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.

(    )    Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File No. 000-32399

FMB EQUIBANC, INC.
(Exact name of small business issuer as specified in its charter)
Georgia	58-2582553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 North Main Street
Statesboro, Georgia 30458
(Address of principal executive offices)

(912) 489-2600
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2006
Common Stock, $1.00 par value	362,600

Transitional Small Business Disclosure Format (check one):
Yes ☐	No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FMB EQUIBANC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Assets	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Cash and due from banks	$6,053	$4,192
Interest-bearing deposits at other financial institutions	3,346	759
Federal funds sold	10,617	20,367
Securities available for sale	10,715	11,213
Restricted equity securities, at cost	1,174	1,031

Loans	189,081	151,272
Less allowance for loan losses	2,753	2,621
Loans, net	186,328	148,651

Premises and equipment, net	4,600	4,390
Other real estate	478	83
Other assets	3,765	3,137

Total assets	$227,076	$193,823

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$30,990	$27,055
Interest-bearing	157,730	133,446
Total deposits	188,720	160,501

Other borrowings	16,392	12,402
Guaranteed preferred beneficial interest in
junior subordinated debentures	4,124	4,124
Other liabilities	1,238	1,302
Total liabilities	210,474	178,329

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	13,281	12,132
Accumulated other comprehensive loss	(117)	(76)
Total stockholders' equity	16,602	15,494

Total liabilities and stockholders' equity	$227,076	$193,823

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

Interest income:	2006	2005
Loans, including fees	$3,606	$2,523
Securities:
Taxable	113	113
Nontaxable	11	11
Federal funds sold	85	67
Interest-bearing deposits at other financial institutions	33	1
Total interest income	3,848	2,715

Interest expense:
Deposits	1,439	802
Other borrowings	259	98
Total interest expense	1,698	900

Net interest income	2,150	1,815
Provision for loan losses	90	125
Net interest income after provision for loan losses	2,060	1,690

Other income:
Service charges on deposit accounts	432	321
Mortgage origination fees	152	156
Other service charges, commissions and fees	71	51
Other operating income	3	5

Total other income	658	533

Other expense:
Salaries and employee benefits	784	612
Occupancy and equipment expense	164	125
Other operating expenses	614	453
Total other expenses	1,562	1,190

Income before income taxes	1,156	1,033

Income tax expense	428	380

Net income	$728	$653

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	(26)	46

Comprehensive Income	$702	$699

Basic earnings per share	$2.01	$1.80

Diluted earnings per share	$1.99	$1.78

Dividends per share	$0.235	$0.165

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

Interest income:	2006	2005
Loans, including fees	$6,619	$4,779
Securities:
Taxable	222	222
Nontaxable	22	22
Federal funds sold	247	112
Interest-bearing deposits at other financial institutions	41	1
Total interest income	7,151	5,136

Interest expense:
Deposits	2,614	1,452
Other borrowings	449	175
Total interest expense	3,063	1,627

Net interest income	4,088	3,509
Provision for loan losses	180	250
Net interest income after provision for loan losses	3,908	3,259

Other income:
Service charges on deposit accounts	875	541
Mortgage origination fees	309	263
Other service charges, commissions and fees	157	116
Other operating income	7	13

Total other income	1,348	933

Other expense:
Salaries and employee benefits	1,571	1,167
Occupancy and equipment expense	322	253
Other operating expenses	1,273	877
Total other expenses	3,166	2,297

Income before income taxes	2,090	1,895

Income tax expense	771	694

Net income	$1,319	$1,201

Other comprehensive income, net of tax
Unrealized holding losses arising during the period, net of tax	(40)	(63)

Comprehensive Income	$1,279	$1,138

Basic earnings per share	$3.64	$3.31

Diluted earnings per share	$3.60	$3.28

Dividends per share	$0.47	$0.33

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in Thousands)
(Unaudited)

OPERATING ACTIVITIES	2006	2005
Net income	$1,319	$1,201
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	171	125
Provision for loan losses	180	250
(Gain) loss on sale of other real estate	(4)	4
Net increase in interest receivable	(476)	(273)
Net increase in interest payable	153	185
Other operating activities, net	(349)	(164)

Net cash provided by operating activities	994	1,328

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(2,587)	(931)
Purchases of securities available for sale	(143)	(1,168)
Proceeds from maturities of securities available for sale	436	832
Proceeds from sale of securities available for sale	-	501
Net decrease in federal funds sold	9,750	555
Net increase in loans	(38,247)	(15,381)
Purchase of premises and equipment	(381)	(788)
Proceeds from sale of repossessed assets	-	51

Net cash used in investing activities	(31,172)	(16,329)

FINANCING ACTIVITIES
Net increase in deposits	28,219	13,179
Principal repayments on other borrowings	(2)	(10)
Proceeds from other borrowings	3,992	3,000
Dividends paid	(170)	(119)

Net cash provided by financing activities	32,039	16,050

Net increase in cash and due from banks	1,861	1,049

Cash and due from banks at beginning of year	4,192	3,235

Cash and due from banks at end of period	$6,053	$4,284

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,910	$1,442

Income taxes	$826	$729

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$475	$13
Financed sales of other real estate owned	85	125

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net Income	$728,000	$653,000	$1,319,000	$1,201,000

Weighted average number of common shares outstanding	362,600	362,600	362,600	362,600
Effect of dilutive options	3,964	3,455	3,964	3,455

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	366,564	366,055	366,564	366,055

5.	STOCK-BASED COMPENSATION PLAN

At June 30, 2006, the Company has a stock-based compensation plan that includes key employees of the Bank. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income for the six months ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). No stock options were granted or no previously granted options vested during the six months ended June 30, 2006 or 2005, therefore no compensation cost was recognized. The adoption of these provisions of Statement 123 (R) did not have a material affect on the financial statements.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (the “Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc. FMB Properties, Inc. was formed during 2004, as a real estate holding entity, to acquire, hold and sell properties as a result of loan foreclosures of the Bank and currently holds $478,000 in Other Real Estate owned. The narrative that follows refers to the operations of the Bank.

Discussion of Forward Looking Statements

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

General

The Company’s principal asset is the Bank. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, such as loans and investments, less the interest expense incurred on interest-bearing liabilities, such as customer deposits and borrowed funds. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Bank is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts, other fees and origination of mortgage loans. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Critical Accounting Policies

The Company has established various accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The Company’s significant accounting policies are described in the Notes to the Company’s audited consolidated financial statements for the year ended December 31, 2005, as filed in the Company’s Annual Report on Form 10-KSB..

In addition, certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. For a more complete discussion of the Company’s critical accounting policies, reference is made to the “Management’s Discussion and Analysis or Plan of Operation” portion of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. There have been no changes in the critical accounting policies since December 31, 2005.

FINANCIAL CONDITION

The Company functions primarily as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $37,809,000, or 25.0%, since December 31, 2005. Investment securities have decreased $498,000, or 4.4%, and the total of federal funds sold and interest-bearing deposits in other banks have decreased $7,163,000, or 33.9%, since December 31, 2005.

Total assets have increased $33,253,000, or 17.2%, since December 31, 2005, while deposits have increased $28,219,000, or 17.6%. Demand deposits have increased $3,935,000, or 14.5%, while interest-bearing deposits have increased $24,284,000, or 18.2%. The growth in deposits, coupled with the decreases in investment securities and federal funds sold, have funded the growth in loans since December 31, 2005. In early 2006, the Bank recruited a commercial lender from the local market who has brought a significant volume of loans and deposits to the Bank. The bulk of the growth experienced since year-end can be attributed to the business brought by this lender.

Allowance for Loan Losses

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

At June 30, 2006, the Bank’s allowance for loan losses was $2,753,000, or 1.46% of outstanding loans, compared to an allowance for loan losses of $2,621,000 at December 31, 2005, or 1.73 % of outstanding loans. Charge-offs net of recoveries amounted to $48,000 during the first six months of 2006, while recoveries, net of charge-offs, for the six months ended June 30, 2005 amounted to $122,000. During the six months ended June 30, 2005, the Bank recovered $103,000 on one specific loan. Charge-offs, net of recoveries, for the three months ended June 30, 2006 amounted to $48,184 as compared to recoveries, net of charge-offs, for the three months ended June 30, 2005 of $20,000.

Nonperforming Loans

Nonperforming loans were $375,000 at June 30, 2006 and $877,000 at December 31, 2005. Nonperforming loans consist of $347,000 and $855,000 in nonaccrual loans, respectively, and $28,000 and $22,000 in loans past due over 90 days and still accruing interest, respectively, at June 30, 2006 and December 31, 2005.

Trust Preferred

On August 4, 2005, the Company formed a wholly owned Delaware statutory trust, FMB 2005 Captial Trust I (the “Trust”), which issued $4 million aggregate principal amount of trust preferred securities. The Company owns the entire $124,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4.1 million of junior subordinated debentures of the Company, which pay interest at an annual rate initially fixed at 6.09% until September 2010 and thereafter reset quarterly at a floating rate equal to the three month LIBOR plus 157 basis points. The proceeds received by the Company from the sale of the junior subordinate debentures were used to provide additional paid in capital to the Bank, and to support future growth of the Bank. The debentures represent the sole asset of the Trust. The trust preferred securities represent guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital, subject to the limitations under Federal Reserve Board guidelines.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company and the Bank’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2006 were considered satisfactory. At that date, cash and due from banks totaled $6,053,000, an increase of $1,861,000 from December 31, 2005. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the six months ended June 30, 2006, the Company increased its capital by retaining net earnings of $1,149,000 after payment of dividends. After recording a decrease in capital of $41,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $1,108,000 during the first six months of 2006. At June 30, 2006, total capital of the Company amounted to $16,602,000.

The Company and the Bank are subject to minimum capital standards set forth by the federal bank regulatory agencies. The required capital for regulatory purposes differs from the balance sheet equity accounts as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations, as well as subordinated debt. Further, the proceeds of the sale of the trust preferred securities counts as “Tier 1” regulatory capital for the Company. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The regulatory capital ratios for the Company and the Bank, as well as the required minimums at June 30, 2006 are presented below:

	Minimum
	Regulatory Requirement		Actual
	Company	Bank	Company	Bank
Total capital to risk adjusted assets	8.00%	8.00%	12.03%	12.06%

Tier 1 Capital to risk adjusted assets	4.00%	4.00%	10.78%	10.81%
Tier 1 leverage ratio (to average assets)	4.00%	4.00%	9.34%	9.35%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 7.3% at June 30, 2006 and 8.0% at December 31, 2005.

At June 30, 2006, the Company had $10,000 in binding commitments for capital expenditures.  These expenditures represent amounts billed for the completion of the construction of a new branch office, but not paid pending the resolution of a construction issue.

RESULTS OF OPERATIONS

Performance Overview

The Company’s consolidated net income for the three months ended June 30, 2006 was $728,000 (basic earnings per share of $2.01), compared to net income of $653,000 (basic earnings per share of $1.80) for the three months ended June 30, 2005, representing an increase of $75,000, or 11.5%. The Company’s consolidated net income for the six months ended June 30, 2006 was $1,319,000 (basic earnings per share of $3.64), compared to net income of $1,201,000 (basic earnings per share of $3.31) for the six month ended June 30, 2005, representing an increase of $118,000, or 9.8%.

Further discussion of significant items affecting net income, for the periods indicated, is discussed below.

For the three months ended June 30, 2006:

Net Interest Income

Net interest income increased $335,000, or 18.5%, to $2,150,000 for the three months ended June 30, 2006, compared to $1,815,000 for the three months ended June 30, 2005. This increase resulted from an increase in interest income of $1,133,000, or 41.7%, as compared with the three months ended June 30, 2005, offset by an increase in interest expense of $798,000, or 88.7%, as compared with the three months ended June 30, 2005.

Interest Income

Total interest income increased $1,133,000, or 41.7%, for the three months ended June 30, 2006 ,as compared to the three months ended June 30, 2005. Interest on loans increased $1,083,000, or 42.9%, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, as a result of an increase in the quarterly average balance of loans outstanding of approximately $31,535,000, as well as an increase in yield on the loan portfolio from 6.69% for the three months ended June 30, 2005, to 7.91% for the three months ended June 30, 2006. Interest on investments remained the same for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, primarily as a result of a decrease in the average balance of approximately $676,000, offset by an increase in yield on the portfolio from 3.93% to 4.14%. During the three months ended June 30, 2006, total interest on federal funds sold and interest-bearing deposits in other banks increased $50,000, from $68,000, for the three months ended June 30, 2005, to $118,000 for the three months ended June 30, 2006. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from federal funds sold and interest-bearing deposits in other banks is primarily the result of an increase in the yield on those investments from approximately 2.81% during the three months ended June 30, 2005, to approximately 4.96% during the three months ended June 30, 2006.

Interest Expense

Total interest expense for the three months ended June 30, 2006 increased $798,000, or 88.7%, from the three months ended June 30, 2005. Interest on deposits increased $637,000, or 79.4%, during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This increase is attributable to an increase of approximately $21,851,000 in the average balance of interest-bearing deposits from the three months ended June 30, 2005, as compared to the three months ended June 30, 2006, as well as an increase in the cost of these deposits from 2.11% during the three months ended June 30, 2005 to 3.26% during the three months ended June 30, 2006. Interest on total borrowed funds increased $161,000 from the three months ended June 30, 2005 to the three months ended June 30, 2006, as a result of an increase in the average balance of borrowed funds of approximately $6,272,000 from the three months ended June 30, 2005 to the three months ended June 30, 2006, as well as an increase in the cost of borrowing from 2.84% for the three months ended June 30, 2005, to 5.18% for the three months ended June 30, 2006.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $90,000 and $125,000 during the three months ended June 30, 2006 and 2005, respectively, a decrease of $35,000.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended June 30, 2006 and 2005.

	Three months ended June 30,
	2006	2005
	(Dollars in Thousands)
Service charges on deposit accounts	$432	$321
Mortgage origination fees	152	156
Other service charges, commissions and fees	71	51
Other operating income	3	5
	$658	$533

Total noninterest income increased $125,000, or 23.5%, during the three months ended June 30, 2006 from the three months ended June 30, 2005. This increase is reflected in increases of $111,000 in service charges on deposit accounts and $20,000 in other service charges, commissions and fees, offset by a decrease of $4,000 in mortgage origination fees. The increase in service charges on deposit accounts is the result of an increase in the volume of checks presented for payment against insufficient funds. During the second quarter of 2005, the Bank introduced an overdraft privilege service, in which eligible transaction account holders are pre-approved for the payment of overdrafts up to a specific dollar limit determined by the Bank. This service is discretionary and may be terminated by the Bank at any time. The customer is charged an insufficient fund fee for each item presented for payment against his or her account if there are not adequate funds in the account to pay the item. The service has been well accepted by the Bank’s customers, as evidenced by the increase in insufficient fee income, as well as the increase in the dollar amount of overdrafts. The increase in other service charges, commissions and fees is the result of an increase in fees from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with the debit card. The decrease in mortgage origination fees is the result of a decrease in the volume of loans closed.

Following is a comparison of noninterest expense for the three months ended June 30, 2006 and 2005.

	Three months ended June 30,
	2006	2005
	(Dollars in Thousands)
Salaries and employee benefits	$784	$612
Equipment and occupancy expense	164	125
Other operating expense	614	453
	$1,562	$1,190

Noninterest expense increased $372,000, or 31.3%, in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This increase is comprised of increases in salary and employee benefits of $172,000, in other expense of $161,000, and an increase of $39,000 in occupancy and equipment expense. The increase in salary and employee benefits is the result of additional staffing from opening a new branch office in early 2006, as well as ordinary salary increases for existing staff. The $161,000 increase in other expenses is primarily the result of an increase in consulting fees of $43,000, directors fees of $26,000, and public relations of $13,000, and several small increases over a number of line items included in other expenses. The increase in consulting fees is the result of the fees due to the firm assisting the Bank in implementing the overdraft privilege program previously discussed. The increase in director’s fees is the result of an increase in the monthly fees as approved by the Board of Directors of the Bank in late 2005. The increase in public relations is the result of continued efforts in developing new business relationships and retaining existing ones.

Income Taxes

Income taxes for the three months ended June 30, 2006 increased $48,000 or 12.6% from those at June 30, 2005. This increase is the result of an increase in income before income taxes of the Company. The effective tax rate for the three months ended June 30, 2006 and 2005 was approximately 37.0% and 36.8%, respectively.

For the six months ended June 30, 2006:

The Company’s consolidated net income for the six months ended June 30, 2006 was $1,319,000 (basic earnings per share of $3.64), compared to net income of $1,201,000 (basic earnings per share of $3.31) for the six months ended June 30, 2005, representing an increase of $118,000 or 9.8%.

Net Interest Income

Net interest income increased $579,000, or 16.5%, to $4,088,000, for the six months ended June 30, 2006, compared to $3,509,000 for the six months ended June 30, 2005. This increase resulted from an increase in interest income of $2,015,000, or 39.2%, as compared with the six months ended June 30, 2005. This increase was offset by an increase in interest expense of $1,436,000, or 88.3%, as compared with the six months ended June 30, 2005.

Interest Income

Total interest income increased $2,015,000, or 39.2%, in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Interest on loans increased $1,840,000, or 38.5%, in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, as a result of an increase in the year to date average balance of loans outstanding of approximately $24,621,000, as well as an increase in yield on the loan portfolio from 6.54% for the six months ended June 30, 2005, to 7.76% for the six months ended June 30, 2006. Interest on investments did not vary for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. During the six months ended June 30, 2006, total interest on federal funds sold and interest-bearing deposits in other banks increased $175,000, from $113,000 during the six months ended June 30, 2005, to $288,000 during the six months ended June 30, 2006. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an increase in the yield on these investments from 2.63% during the six months ended June 30, 2005 to approximately 4.60% during the six months ended June 30, 2006, as well as a increase of $4,046,000 in the year to date balance of these investments.

Interest Expense

Total interest expense for the six months ended June 30, 2006 increased $1,436,000, or 88.3%, from the six months ended June 30, 2005. Interest on deposits increased $1,162,000, or 80.0%, during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This increase is attributable to an increase in the cost of interest-bearing deposits from 2.39% during the six months ended June 30, 2005 to 3.68% during the six months ended June 30, 2006, as well as an increase of approximately $20,515,000 in the average balance of interest-bearing deposits from the six months ended June 30, 2005, as compared to the six months ended June 30, 2006. Interest on total borrowed funds increased $274,000 from the six months ended June 30, 2005 to the six months ended June 30, 2006 because of an increase in the average balance outstanding in other borrowed funds. The average balance of other borrowed funds for the six months ended June 30, 2006 of $18,328,000 is an increase of $5,490,000 compared to the average balance of $12,838,000 for the six months ended June 30, 2005. The cost of these borrowed funds also increased from 2.74% during the first six months of 2005 to 4.94% for the first six months of 2006.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $180,000 and $250,000 during the six months ended June 30, 2006 and 2005, respectively, a decrease of $70,000, or 28.0%.

Noninterest Income and Expense

Following is a comparison of noninterest income for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,
	2006	2005
	(Dollars in Thousands)
Service charges on deposit accounts	$875	$541
Mortgage origination fees	309	263
Other service charges, commissions and fees	157	116
Other operating income	7	13
	$1,348	$933

Total noninterest income increased $415,000, or 44.5%, during the six months ended June 30, 2006 from the six months ended June 30, 2005. This increase is reflected in increases of $334,000 in service charges on deposit accounts, $46,000 in mortgage origination fees, and $41,000 in other service charges, commissions and fees. The increase in service charges on deposit accounts is the result of the implementation of an overdraft privilege service during the second quarter of 2005, as previously discussed. The increase in mortgage origination fees is the result of an increase in the volume of mortgage loans closed during the first six months of 2006 compared to the first six months of 2005. The $41,000 increase in other service charges, commissions and fees is primarily the result of an increase in fees received from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with the debit card.

Following is a comparison of noninterest expense for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,
	2006	2005
	(Dollars in Thousands)
Salaries and employee benefits	$1,571	$1,167
Equipment and occupancy	322	253
Other expense	1,273	877
	$3,166	$2,297

Noninterest expense increased $869,000, or 37.8%, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This increase is comprised of an increase in salary and employee benefits of $404,000, in occupancy and equipment expense of $69,000, and in other expense of $396,000. The increase in salary and employee benefits is the result of additional staffing, as well as salary increases for existing employees. Staffing has been increased as a result of the growth of the operations of the Bank and the opening of a new branch facility in early 2006. The increase in equipment and occupancy expense is the result of increases in depreciation and operating expenses such as utilities associated with the opening of the new branch facility. The $396,000 increase in other expenses is the result of increases in several line items included in other expense. The largest increases are $96,000 in consulting fees, $51,000 in legal fees, $47,000 each in director fees and in advertising/public relations, $25,000 in loan documentation expense and $20,000 in office supplies. The increase in consulting fees is the result of the fees due to the firm assisting the Bank in implementing the overdraft privilege program previously discussed. The increase in legal fees and in loan documentation expense are the result of the Bank absorbing the closing costs of obtaining certain commercial loan relationships associated with a new commercial lender. The increase in directors’ fees is the result of an increase in the monthly fee as approved by the Board of Directors of the Bank in late 2005. The increase in advertising/public relations is the result of continued business development efforts and promotion of the new branch facility. The increase in stationary, supplies, and printing is the result of the growth in the general operations of the Bank, as well as the set up and opening of the new branch facility.

Income Taxes

Income taxes for the six months ended June 30, 2006 increased $77,000, or 11.1%, from those at June 30, 2005. This increase is the result of an increase in taxable income of the Company. The effective tax rate for the six months ended June 30, 2006 and 2005 was approximately 36.9% and 36.6%, respectively.

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

Following is a summary of the commitments outstanding at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Commitments to extend credit	$40,962	$23,462
Standby letters of credit	543	599
	$41,505	$24,061

Item 3.  Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held May 18, 2006. At the Annual Meeting, the shareholders of the Company considered electing three members to the Board of Directors to serve three year terms expiring at the Annual Meeting of Shareholders in 2009.

At the Annual Meeting, Andrew C. Oliver, Frank C. Rozier III and Billy G. Tyson were elected as members of the Company’s Board of Directors to serve until the Annual Meeting of Shareholders in 2009 and until their successors are duly elected and qualified, or until their earlier death, resignation, incapacity to serve or removal from office. The results of the voting were as follows:

Name	For	Against	Abstain
Andrew C. Oliver	259,416	-	-
Frank C. Rozier III	259,116	-	300
Billy G. Tyson	259,416	-	-

Item 6.  Exhibits.

(a)	Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of the Secretary (principal financial and accounting officer)

32        Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC. (Registrant)

DATE: August 11, 2006	By:	/s/Charles R. Nessmith
Charles R. Nessmith
President and Chief Executive Officer

DATE: August 11, 2006	By:	/s/Dwayne E. Rocker
Dwayne E. Rocker
Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.:	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Secretary (principal financial and accounting Officer)

32	Section 1350 Certifications