Form 10QSB
period 2006-09-30
FMB EQUIBANC INC
filed 2006-11-13
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2006
Common Stock, $1.00 par value	362,600 Shares

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FMB EQUIBANC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,818	$4,192
Interest-bearing deposits at other financial institutions	1,133	759
Federal funds sold	11,536	20,367
Securities available for sale	10,781	11,213
Restricted equity securities, at cost	1,264	1,031

Loans	198,785	151,272
Less allowance for loan losses	2,878	2,621
Loans, net	195,907	148,651

Premises and equipment, net	4,623	4,390
Other real estate	478	83
Other assets	4,270	3,137
Total assets	$234,810	$193,823

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$28,525	$27,055
Interest-bearing	164,999	133,446
Total deposits	193,524	160,501

Other borrowings	18,386	12,402
Guaranteed preferred beneficial interest in junior subordinated debentures	4,124	4,124
Other liabilities	1,454	1,302
Total liabilities	217,488	178,329

Commitments and contingent liabilities

Stockholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	13,952	12,132
Accumulated other comprehensive loss	(68)	(76)
Total stockholders’ equity	17,322	15,494

Total liabilities and stockholders’ equity	$234,810	$193,823

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2006	2005
Interest income:
Loans, including fees	$3,954	$2,855
Securities:
Taxable	109	114
Nontaxable	11	11
Federal funds sold	103	105
Interest-bearing deposits at other financial institutions	55	7
Total interest income	4,232	3,092

Interest expense:
Deposits	1,733	965
Other borrowings	320	160
Total interest expense	2,053	1,125

Net interest income	2,179	1,967
Provision for loan losses	126	125
Net interest income after provision for loan losses	2,053	1,842

Other income:
Service charges on deposit accounts	432	466
Mortgage origination fees	221	142
Other service charges, commissions and fees	74	54
Other operating income	3	3
Total other income	730	665

Other expense:
Salaries and employee benefits	808	791
Occupancy and equipment expense	181	145
Other operating expenses	596	502
Total other expenses	1,585	1,438
Income before income taxes	1,198	1,069
Income tax expense	442	395

Net income	$756	$674

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	49	(34)

Comprehensive Income	$805	$640
Basic earnings per share	$2.09	$1.86
Diluted earnings per share	$2.06	$1.84
Dividends per share	$0.235	$0.165

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2006	2005
Interest income:
Loans, including fees	$10,573	$7,634
Securities:
Taxable	331	336
Nontaxable	33	33
Federal funds sold	350	217
Interest-bearing deposits at other financial institutions	96	8
Total interest income	11,383	8,228

Interest expense:
Deposits	4,347	2,417
Other borrowings	769	335
Total interest expense	5,116	2,752

Net interest income	6,267	5,476
Provision for loan losses	306	375
Net interest income after provision for loan losses	5,961	5,101

Other income:
Service charges on deposit accounts	1,307	1,007
Mortgage origination fees	530	405
Other service charges, commissions and fees	231	170
Other operating income	10	16

Total other income	2,078	1,598

Other expense:
Salaries and employee benefits	2,379	1,958
Occupancy and equipment expense	503	398
Other operating expenses	1,869	1,379
Total other expenses	4,751	3,735

Income before income taxes	3,288	2,964

Income tax expense	1,213	1,089

Net income	$2,075	$1,875

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	8	(97)

Comprehensive Income	$2,083	$1,778
Basic earnings per share	$5.72	$5.17
Diluted earnings per share	$5.66	$5.12
Dividends per share	$0.705	$0.495

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in Thousands)
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$2,075	$1,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	273	200
Provision for loan losses	306	375
(Gain) loss on sale of other real estate	(4)	4
Net increase in interest receivable	(1,038)	(524)
Net increase in interest payable	296	238
Other operating activities, net	(254)	(38)
Net cash provided by operating activities	1,654	2,130

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(374)	(833)
Purchases of securities available for sale	(532)	(1,168)
Proceeds from maturities of securities available for sale	753	974
Proceeds from sale of securities available for sale	—	501
Net decrease (increase) in federal funds sold	8,831	(5,031)
Net increase in loans	(47,952)	(19,708)
Purchase of premises and equipment	(506)	(1,282)
Proceeds from sale of repossessed assets	—	56
Net cash used in investing activities	(39,780)	(26,491)

FINANCING ACTIVITIES
Net increase in deposits	33,023	19,050
Principal repayments on other borrowings	(3)	(3)
Proceeds from other borrowings	5,987	2,988
Proceeds from Trust Preferred Issuance	—	4,000
Dividends paid	(255)	(179)
Net cash provided by financing activities	38,752	25,856

Net increase in cash and due from banks	626	1,495

Cash and due from banks at beginning of year	4,192	3,235

Cash and due from banks at end of period	$4,818	$4,730

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$4,820	$2,514
Income taxes	$1,298	$1,164

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$475	$53
Financed sales of other real estate owned	$85	$320

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The par value of the Company’s common stock is $1 per share, and 10,000,000 shares are authorized. The Company’s wholly-owned bank subsidiary may pay dividends to the Company in any year up to 50% of the previous year’s net income without the approval of the Georgia Department of Banking and Finance, or $1,311,000 in 2006.

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares. Potential common shares consist of only stock options.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net Income	$756,000	$674,000	$2,075,000	$1,875,000
Weighted average number of common shares outstanding	362,600	362,600	362,600	362,600
Effect of dilutive options	3,964	3,455	3,964	3,455

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	366,564	366,055	366,564	366,055

5.	STOCK-BASED COMPENSATION PLAN

At September 30, 2006, the Company has a stock-based compensation plan that includes key employees of the Bank. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income for the nine months ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). No stock options were granted or no previously granted options vested during the nine months ended September 30, 2006 or 2005, therefore no compensation cost was recognized. The adoption of these provisions of Statement 123 (R) did not have a material affect on the financial statements.

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

Critical Accounting Policies

The Company has established various accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The Company’s significant accounting policies are described in the Notes to the Company’s audited consolidated financial statements for the year ended December 31, 2005, as filed in the Company’s Annual Report on Form 10-KSB.

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

FINANCIAL CONDITION

The Company functions primarily as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $47,952,000, or 31.7%, since December 31, 2005. Investment securities have decreased $199,000, or 1.6%, and the total of federal funds sold and interest-bearing deposits in other banks have decreased $8,457,000, or 40.0%, since December 31, 2005.

Total assets have increased $40,987,000, or 21.1%, since December 31, 2005, while deposits have increased $33,023,000, or 20.6%. Demand deposits have increased $1,470,000, or 5.4%, while interest-bearing deposits have increased $31,553,000, or 23.6%. The growth in deposits, coupled with the decreases in investment securities and federal funds sold, have funded the growth in loans since December 31, 2005. In early 2006, the Bank recruited a commercial lender from the local market who has brought a significant volume of loans and deposits to the Bank. The bulk of the growth experienced since year-end can be attributed to the business brought by this lender.

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

At September 30, 2006, the Bank’s allowance for loan losses was $2,878,000, or 1.45% of outstanding loans, compared to an allowance for loan losses of $2,621,000 at December 31, 2005, or 1.73% of outstanding loans. Charge-offs net of recoveries amounted to $49,000 during the first nine months of 2006, while recoveries, net of charge-offs, for the nine months ended September 30, 2005 amounted to $88,000. During the nine months ended September 30, 2005, the Bank recovered $103,000 on one specific loan. Charge-offs, net of recoveries, for the three months ended September 30, 2006 amounted to $1,000 as compared to $35,000 for the three months ended September 30, 2005.

Nonperforming Loans

Nonperforming loans were $1,391,000 at September 30, 2006 and $899,000 at December 31, 2005. Nonperforming loans consist of $1,189,000 and $877,000 in nonaccrual loans, respectively, and $202,000 and $22,000 in loans past due over 90 days and still accruing interest, respectively, at September 30, 2006 and December 31, 2005.

Trust Preferred

On August 4, 2005, the Company formed a wholly owned Delaware statutory trust, FMB 2005 Capital Trust I (the “Trust”), which issued $4 million aggregate principal amount of trust preferred securities. The Company owns the entire $124,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4.1 million of junior subordinated debentures of the Company, which pay interest at an annual rate initially fixed at 6.09% until September 2010 and thereafter reset quarterly at a floating rate equal to the three month LIBOR plus 157 basis points. The proceeds received by the Company from the sale of the junior subordinate debentures were used to provide additional paid in capital to the Bank, and to support future growth of the Bank. The debentures represent the sole asset of the Trust. The trust preferred securities represent guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital, subject to the limitations under Federal Reserve Board guidelines.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company and the Bank’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2006 were considered satisfactory. At that date, cash and due from banks totaled $4,818,000, an increase of $626,000 from December 31, 2005. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the nine months ended September 30, 2006, the Company increased its capital by retaining net earnings of $1,820,000 after payment of dividends. After recording an increase in capital of $8,000 for unrealized gains on securities available for sale, net of taxes, total capital increased $1,828,000 during the first nine months of 2006. At September 30, 2006, total capital of the Company amounted to $17,322,000.

The Company and the Bank are subject to minimum capital standards set forth by the federal bank regulatory agencies. The required capital for regulatory purposes differs from the balance sheet equity accounts as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations, as well as subordinated debt. Further, the proceeds of the sale of the trust preferred securities counts as “Tier 1” regulatory capital for the Company. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The regulatory capital ratios for the Company and the Bank, as well as the required minimums at September 30, 2006 are presented below:

	Minimum Regulatory Requirement		Actual
	Company	Bank	Company	Bank

Total capital to risk adjusted assets	8.00%	8.00%	12.20%	11.80%
Tier 1 Capital to risk adjusted assets	4.00%	4.00%	10.95%	10.55%
Tier 1 leverage ratio (to average assets)	4.00%	4.00%	9.39%	9.03%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 7.4% at September 30, 2006 and 8.0% at December 31, 2005.

At September 30, 2006, the Company had $10,000 in binding commitments for capital expenditures.  These expenditures represent amounts billed for the completion of the construction of a new branch office, but not paid pending the resolution of a construction issue.

RESULTS OF OPERATIONS

Performance Overview

The Company’s consolidated net income for the three months ended September 30, 2006 was $756,000 (basic earnings per share of $2.09) compared to net income of $674,000 (basic earnings per share of $1.86) for the three months ended September 30, 2005, representing an increase of $82,000, or 12.2%. The Company’s consolidated net income for the nine months ended September 30, 2006 was $2,075,000 (basic earnings per share of $5.72), compared to net income of $1,875,000 (basic earnings per share of $5.17) for the nine months ended September 30, 2005, representing an increase of $200,000, or 10.7%.

Further discussion of significant items affecting net income, for the periods indicated, is discussed below.

For the three months ended September 30, 2006:

Net Interest Income

Net interest income increased $212,000, or 10.8%, to $2,179,000 for the three months ended September 30, 2006, compared to $1,967,000 for the three months ended September 30, 2005. This increase resulted from an increase in interest income of $1,140,000, or 36.9%, as compared with the three months ended September 30, 2005, offset by an increase in interest expense of $928,000, or 82.5%, as compared with the three months ended September 30, 2005.

Interest Income

Total interest income increased $1,140,000, or 36.9%, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Interest on loans increased $1,099,000, or 38.5%, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, as a result of an increase in the quarterly average balance of loans outstanding of approximately $38,321,000, as well as an increase in yield on the loan portfolio from 7.26% for the three months ended September 30, 2005, to 7.64% for the three months ended September 30, 2006. Interest on investments decreased $5,000 or 4.8% for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, primarily as a result of a decrease in the average balance of the portfolio of approximately $523,000, offset by an increase in yield on the portfolio from 3.95% to 3.97%. During the three months ended September 30, 2006, total interest on federal funds sold and interest-bearing deposits in other banks increased $46,000, from $112,000, for the three months ended September 30, 2005, to $158,000 for the three months ended September 30, 2006. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from federal funds sold and interest-bearing deposits in other banks is primarily the result of an increase in the yield on those investments from approximately 3.40% during the three months ended September 30, 2005, to approximately 5.10% during the three months ended September 30, 2006.

Interest Expense

Total interest expense for the three months ended September 30, 2006 increased $928,000, or 82.5%, from the three months ended September 30, 2005. Interest on deposits increased $768,000, or 79.6%, during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. This increase is attributable to an increase of approximately $28,598,000 in the average balance of interest-bearing deposits from the three months ended September 30, 2005, as compared to the three months ended September 30, 2006, as well as an increase in the cost of these deposits from 2.44% during the three months ended September 30, 2005 to 3.66% during the three months ended September 30, 2006. Interest on total borrowed funds increased $160,000 from the three months ended September 30, 2005 to the three months ended September 30, 2006, as a result of an increase in the average balance of borrowed funds of approximately $6,140,000 from the three months ended September 30, 2005 to the three months ended September 30, 2006, as well as an increase in the cost of borrowing from 3.75% for the three months ended September 30, 2005, to 5.49% for the three months ended September 30, 2006.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $126,000 and $125,000 during the three months ended September 30, 2006 and 2005, respectively, an increase of $1,000.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006	2005
	(Dollars in Thousands)
Service charges on deposit accounts	$432	$466
Mortgage origination fees	221	142
Other service charges, commissions and fees	74	54
Other operating income	3	3
	$730	$665

Total noninterest income increased $65,000, or 9.8%, during the three months ended September 30, 2006 from the three months ended September 30, 2005. This increase is reflected in increases of $79,000 in mortgage origination fees and $20,000 in other service charges, commissions and fees offset by a decrease of $34,000 in service charges on deposit accounts. The increase in mortgage origination fees is the result of an increase in the volume of loans closed. The Company originates long-term residential mortgage loans and, concurrent with the closing of each loan, sells the loan on a nonrecourse basis to other banks. The Company does not retain the servicing of the loan but retains the origination fee and a commission. The increase in other service charges, commissions and fees is the result of an increase in fees from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with the debit card and are an indication of expanded and more frequent useage of debit cards by customers. The $34,000 decrease in service charges on deposit accounts is the result of a $19,000 decrease in account service charges as well as a $15,000 decrease in insufficient fund service charge income. The decrease in account service charges is attributable primarily to the loss of a specific depository account customer early in the year that historically incurred a high level of monthly service charges. The decrease in insufficient fund service charges is the result of a decrease in the volume of checks presented for payment against insufficient funds.

Following is a comparison of noninterest expense for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006	2005
	(Dollars in Thousands)
Salaries and employee benefits	$808	$791
Equipment and occupancy expense	181	145
Other operating expense	596	502
	$1,585	$1,438

Noninterest expense increased $147,000, or 10.2%, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. This increase is comprised of increases in salary and employee benefits of $17,000, in occupancy and equipment expense of $36,000 and in other expense of $94,000. The increase in salary and employee benefits is the result of additional staffing from opening a new branch office in early 2006, as well as ordinary salary increases for existing staff. The $36,000 increase in occupancy and equipment expense is primarily the result of an increase in depreciation expense associated with the remodeling of an existing branch in 2005 and the construction and opening of a new branch in January 2006 and an increase in utilities expense incurred as a result of the new branch facility. The $94,000 increase in other expenses is primarily the result of increases in director’s fees of $21,000 and in advertising and public relations of $19,000 as well as several smaller increases over a number of line items included in other expenses. The increase in director’s fees is the result of an increase in the monthly fees as approved by the Board of Directors of the Bank in the fourth quarter of 2005. The increase in public relations is the result of continued efforts in developing new business relationships and retaining existing ones.

Income Taxes

Income taxes for the three months ended September 30, 2006 increased $47,000 or 11.9% from those at September 30, 2005. This increase is the result of an increase in income before income taxes of the Company. The effective tax rate for both the three months ended September 30, 2006 and 2005 was approximately 36.9%.

For the nine months ended September 30, 2006:

The Company’s consolidated net income for the nine months ended September 30, 2006 was $2,075,000 (basic earnings per share of $5.72), compared to net income of $1,875,000 (basic earnings per share of $5.17) for the nine months ended September 30, 2005, representing an increase of $200,000 or 10.7%.

Net Interest Income

Net interest income increased $791,000, or 14.4%, to $6,267,000, for the nine months ended September 30, 2006, compared to $5,476,000 for the nine months ended September 30, 2005. This increase resulted from an increase in interest income of $3,155,000, or 38.3%, as compared with the nine months ended September 30, 2005. This increase was offset by an increase in interest expense of $2,364,000, or 85.9%, as compared with the nine months ended September 30, 2005.

Interest Income

Total interest income increased $3,155,000, or 38.3%, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Interest on loans increased $2,939,000, or 38.5%, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, as a result of an increase in the year to date average balance of loans outstanding of approximately $29,238,000, as well as an increase in yield on the loan portfolio from 6.80% for the nine months ended September 30, 2005, to 7.88% for the nine months ended September 30, 2006. Interest on investments decreased $5,000 or 1.35% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006, total interest on federal funds sold and interest-bearing deposits in other banks increased $221,000, from $225,000 during the nine months ended September 30, 2005, to $446,000 during the nine months ended September 30, 2006. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an increase in the yield on these investments from 2.97% during the nine months ended September 30, 2005 to approximately 4.76% during the nine months ended September 30, 2006, as well as a increase of $2,392,000 in the year to date balance of these investments.

Interest Expense

Total interest expense for the nine months ended September 30, 2006 increased $2,364,000, or 85.9%, from the nine months ended September 30, 2005. Interest on deposits increased $1,930,000, or 79.9%, during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase is attributable to an increase in the cost of interest-bearing deposits from 2.57% during the nine months ended September 30, 2005 to 4.59% during the nine months ended September 30, 2006, as well as an increase of approximately $23,239,000 in the average balance of interest-bearing deposits from the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2006. Interest on total borrowed funds increased $434,000 from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 because of an increase in the average balance outstanding in other borrowed funds. The average balance of other borrowed funds for the nine months ended September 30, 2006 of $19,943,000 is an increase of $6,575,000 compared to the average balance of $13,368,000 for the nine months ended September 30, 2005. The cost of these borrowed funds also increased from 3.35% during the first nine months of 2005 to 5.16% for the first nine months of 2006.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $306,000 and $375,000 during the nine months ended September 30, 2006 and 2005, respectively, a decrease of $69,000, or 18.4%.

Noninterest Income and Expense

Following is a comparison of noninterest income for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006	2005
	(Dollars in Thousands)
Service charges on deposit accounts	$1,307	$1,007
Mortgage origination fees	530	405
Other service charges, commissions and fees	231	170
Other operating income	10	16
	$2,078	$1,598

Total noninterest income increased $480,000, or 30.0%, during the nine months ended September 30, 2006 from the nine months ended September 30, 2005. This increase is reflected in increases of $300,000 in service charges on deposit accounts, $125,000 in mortgage origination fees, and $61,000 in other service charges, commissions and fees. The $300,000 increase in service charges on deposit accounts is the result of the implementation of an overdraft privilege service during the second quarter of 2005. This service pre-approves eligible transaction account holders for the payment of overdrafts up to a specific dollar limit determined by the Bank. This service is discretionary and may be terminated by the Bank at any time. The customer is charged an insufficient fund fee for each item presented for payment against his or her account if there are not adequate funds in the account to pay the item. The service has been well accepted by the Bank’s customers, as evidenced by the increase in insufficient fee income, as well as the increase in the dollar amount of overdrafts. The $125,000 increase in mortgage origination fees is the result of an increase in the volume of mortgage loans closed during the first nine months of 2006 compared to the first nine months of 2005. The $61,000 increase in other service charges, commissions and fees is primarily the result of a $40,000 increase in fees received from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with the debit card. There was also a $20,000 increase in fees from a payment services vendor that are based on the float on uncleared payments.

Following is a comparison of noninterest expense for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006	2005
	(Dollars in Thousands)
Salaries and employee benefits	$2,379	$1,958
Equipment and occupancy	503	398
Other expense	1,869	1,379
	$4,751	$3,735

Noninterest expense increased $1,016,000, or 27.2%, for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase is comprised of an increase in salary and employee benefits of $421,000, in occupancy and equipment expense of $105,000, and in other expense of $490,000. The increase in salary and employee benefits is the result of additional staffing, as well as salary increases for existing employees. Staffing has been increased as a result of the growth of the operations of the Bank and the opening of a new branch facility in early 2006. The increase in equipment and occupancy expense is the result of increases in depreciation and operating expenses such as utilities associated with the opening of the new branch facility in early 2006 and the remodeling of an existing branch facility in 2005. The $490,000 increase in other expenses is the result of increases in several line items included in other expense. The largest increases are $96,000 in consulting fees, $68,000 in director fees, $63,000 in advertising/public relations, $44,000 in legal fees, $40,000 in data processing and technology expense and $28,000 in office supplies. The increase in consulting fees is the result of the fees due to the firm assisting the Bank in implementing the overdraft privilege program previously discussed. The increase in directors’ fees is the result of an increase in the monthly fee as approved by the Board of Directors of the Bank during the fourth quarter of 2005. The increase in advertising/public relations is the result of continued business development efforts and promotion of the new branch facility. The increase in legal fees is the result of the Bank absorbing the closing costs of obtaining certain commercial loan relationships associated with a new commercial lender. The increase in data processing and technology expense is the result of an increase in the fees charged by the Bank’s core data processing vendor as well as increases in software license fees. The increase in stationary, supplies, and printing is the result of the growth in the general operations of the Bank, as well as the set up and opening of the new branch facility.

Income Taxes

Income taxes for the nine months ended September 30, 2006 increased $124,000, or 11.4%, from those at September 30, 2005. This increase is the result of an increase in taxable income of the Company. The effective tax rate for the nine months ended September 30, 2006 and 2005 was approximately 36.9% and 36.7%, respectively.

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

Following is a summary of the commitments outstanding at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Commitments to extend credit	$38,386	$23,462
Standby letters of credit	350	599
	$38,736	$24,061

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

FMB EQUIBANC, INC. (Registrant)

DATE: November 13, 2006	By:	/s/ Charles R. Nessmith
Charles R. Nessmith President and Chief Executive Officer

DATE: November 13, 2006	By:	/s/ Dwayne E. Rocker
Dwayne E. Rocker Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.:	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Secretary (principal financial and accounting officer)

32	Section 1350 Certifications