Form 10KSB
period 2006-12-31
FMB EQUIBANC INC
filed 2007-03-27
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

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
Yes  ☐     No  ☒
The issuer’s revenues for its most recent fiscal year were $18,761,000.

The estimated aggregate market value of the voting stock held by non-affiliates of Issuer (281,003 shares) at February 28, 2007 was $12,645,000. No shares of non-voting stock were outstanding. As of such date, no organized trading market existed for the common stock of the issuer. The aggregate market value was computed by reference to the estimated fair market value of the common stock of the issuer based on recent sales of the common stock of which management is aware prior to this date. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date.

The number of shares outstanding of issuer’s common stock at February 28, 2007 was 362,600 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB will be contained in the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, or in an amendment to this Annual Report on Form 10-KSB filed with the Commission, within 120 days of the issuer’s fiscal year end.

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

ITEM 1.    DESCRIPTION OF BUSINESS

General Overview

FMB Equibanc, Inc. (the "Company") was incorporated as a Georgia corporation on April 25, 2000, to serve as a bank holding company for Farmers & Merchants Bank (the "Bank"). On November 1, 2000, the Company acquired all of the outstanding shares of the Bank.. At December 31, 2006, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank and FMB 2005 Capital Trust I (the “Trust”). The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans to the general public. The Trust is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

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

The following table illustrates the June 30, 2006 deposit base and market share of the financial institutions located in Bulloch County, as reported by the FDIC, and adjusted for reported out-of-market brokered deposits (dollars in millions).

Bulloch County	Deposits	Percent of Market
Financial Institutions

Sea Island Bank	$254.9	28.2
BB&T	217.2	24.0
Farmers & Merchants Bank	158.4	17.5
First Southern National Bank	102.4	11.3
Park Avenue Bank	67.2	7.4
Wachovia Bank, National Association	58.7	6.5
Core Credit Union	24.8	2.8
Queensborough National Bank	19.0	2.1
The Heritage Bank	1.3	0.2

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

Loan Portfolio. The following is a description of each of the major categories of the Bank's loan portfolio:

Real Estate Loans. The Bank makes a variety of commercial real estate, construction and development loans and residential real estate loans. These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. As of December 31, 2006, real estate loans comprised 80.2% of the Bank's loan portfolio.

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

•
Residential Real Estate Loans. The Bank's residential real estate loans consist of residential first and second mortgage loans and residential construction loans. The Bank offers fixed and variable rates on its mortgage loans which have maturity dates of three years and beyond. These loans are made consistent with the Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 90%. The Bank believes these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before funding the loan.

Commercial Loans. The Bank makes a variety of loans for commercial purposes other than real estate in various lines of businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness. As of December 31, 2006, commercial loans comprised 8.9% of the Bank's loan portfolio.

Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officers of the Bank review the borrower's past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower's ability to make future payments as agreed. As of December 31, 2006, consumer loans comprised 5.7% of the Bank's loan portfolio.

Agribusiness Loans. The Bank makes a variety of agribusiness loans, including real estate-based loans, crop loans and equipment loans. Real estate-based agribusiness loans are made consistent with the Bank's appraisal policy and with the ratio of loan principal to value of the collateral as established by independent appraisal generally not to exceed 90%. Loans secured by agricultural equipment typically have terms of up to five years. As of December 31, 2006, agribusiness loans comprised 5.1% of the Bank's loan portfolio.

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

Lending Limits. The lending activities of the Bank are subject to a variety of lending limits imposed by Georgia law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines of the Georgia Department of Banking and Finance as an exception to the 15% limit. The Bank's lending limit at December 31, 2006 was $2,550,000 plus an additional $1,700,000 for loans which meet the guidelines of the Georgia Department of Banking and Finance. These limits will increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earnings or losses, among other reasons.

Investments

As of December 31, 2006, loans comprised approximately 83.7% of the Company's assets and investment securities comprised approximately 4.7% of the Company's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short term loan from the Bank to another bank.

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

The Bank has available an overnight federal funds purchase line in the amount of $3,700,000 which may be used to meet liquidity needs. As of December 31, 2006, the Bank had no balances outstanding under this line. The Bank also has advances available with the Federal Home Loan Bank where the Bank can purchase funds up to 13% of total assets.

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

Employees

As of December 31, 2006, the Bank had 75 total employees, comprised of 67 full-time employees and 8 part-time employees. The Company does not have any employees who are not also employees of the Bank.

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

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of 2006.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

There is no established trading market for the Company's common stock, and an active public trading market is not expected to develop in the near future. The approximate number of holders of record of the Company's common stock, as of December 31, 2006, was 489. Limited information is available as to the ranges at which the Company’s common stock has been sold. To the best of management’s knowledge, sales of the Company’s common stock ranged from $41 per share to $45 per share during 2006 and ranged from $36 per share to $41 per share during 2005. The per share price information regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

Dividends

The Company declared dividends of $340,800 and $239,300, or $0.94 and $0.66 per share for 2006 and 2005, respectively.

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

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis (the “MD&A”) is intended to address information relating to the financial condition and results of operations of the Company and those of its subsidiaries that may not be readily apparent from a review of the consolidated financial statements and notes thereto. Therefore, the MD&A should be read in conjunction with information provided in the Company’s consolidated financial statements and the related notes and the other statistical information included in this Report.

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

Critical Accounting Policies

The Company has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of the Company’s operations. The Company’s significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2006. In addition, the Company believes the following accounting policies are the most critical accounting policies applied by the Company.

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

Income Taxes

Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See Note 10 to the Notes to consolidated financial statements for additional details.

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

The Company must also assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against the Company’s net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include an expense within the tax provisions in the statement of income. At December 31, 2006, the Company recorded on its consolidated balance sheet net deferred tax assets of $990,000.

Performance Overview

The Company reported net income of $2,910,000, or $7.94 per diluted common share in 2006, compared to $2,512,000, or $6.86 per diluted common share in 2005. The increase in the Company’s net income was primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expenses. The return on average assets was 1.31% in 2006 compared to 1.37% in 2005, while the return on average common shareholders’ equity was 17.13% in 2006 compared to 17.18% in 2005.

Total assets at December 31, 2006 were $251,761,000, an increase of $57,938,000, or 29.9%, from December 31, 2005. Total deposits at December 31, 2006 were $207,021,000, up 29.0% from $160,501,000 at December 31, 2005.

Results of Operations
The Company reported earnings of $2,910,000 for 2006 representing an increase of $398,000, or 15.8%, compared to earnings of $2,512,000 for 2005. Diluted earnings per common share were $7.94 in 2006 compared to $6.86 per diluted common share in 2005.

Net Interest Income

Net interest income totaled $8,588,000 in 2006, representing an increase of $1,378,000, or 19.1%, compared to net interest income of $7,210,000 in 2005. The increase in net interest income in 2006 was primarily attributable to the growth of the loan portfolio of the Bank.

The taxable equivalent net interest margin decreased four basis points to 4.08% in 2006 from 4.12% in 2005. This decrease in the net interest margin is a result of the local market competition for loans and deposits during 2006. In spite of increases in the overall rate environment, the local market required narrower spreads to the prime rate in order to grow and retain loan relationships. Deposit rates have tended to increase at a faster rate. The result was the Bank’s cost of funds increased faster than overall asset yields. The Bank experienced a steady narrowing of the interest rate spread throughout 2006 and the net interest margin declined.

As a tool to manage cost of funds, the Bank began to rely on alternative funding sources in 2004 that were cheaper in cost when compared to local market rates for time deposits. Advances from the Federal Home Loan Bank were obtained either at fixed rate maturities of up to 24 months or priced at variable rates tied to an index other than the prime rate. Average borrowings increased $3,651,000 to $16,868,000 in 2006 from $13,217,000 in 2005.

Average earning assets increased $35,531,000, or 20.2%, to $211,131,000 in 2006 compared to $175,600,000 in 2005. Average loans increased $35,394,000, or 23.5%, to $186,326,000 in 2006 compared to $150,932,000 in 2005. Loan growth has remained strong in the Bank’s market, and the Bank has continued to focus on quality loan relationships secured by residential or commercial real estate. The average balance of the Bank’s securities portfolio decreased $734,000, or 5.9% during 2006. Average investment securities represented 5.3% of total average assets in 2006 and 6.8% of total average assets in 2005. This percentage has decreased because the growth in the Bank’s loan portfolio has been funded in part by maturities and principal payments received from our investment securities. All of the Bank’s investment securities are classified as available for sale. Average earning assets as a percentage of total average assets was 95.0% for 2006 and 95.5% for 2005.

Average interest-bearing liabilities increased $33,076,000, or 23.2%, in 2006. Average interest-bearing deposits increased $26,945,000, or 21.1%, in 2006 and is reflected in the growth in all categories of interest-bearing deposits. Approximately 15% of total average deposits were noninterest-bearing in 2006 compared to 17% for 2005. Total interest expense on interest-bearing liabilities was $7,410,000 for the year ended December 31, 2006 compared to $4,022,000 for 2005. Although total interest bearing liabilities increased 23.2%, total interest expense increased 84.2% as a result of an increase in the average rate paid from 2.82% in 2005 to 4.22% in 2006. In August 2005, the Company issued junior subordinated debentures in the amount of $4,124,000 that are included in interest-bearing liabilities.

Noninterest Income

Noninterest income totaled $2,763,000 in 2006 compared to $2,269,000 in 2005, representing an increase of $494,000 or 21.8%. The $494,000 increase is the result of a $259,000 increase in service charges on deposit accounts, an $80,000 increase in other service charges, commissions and fees, and a $158,000 increase in mortgage origination fees, offset by a $3,000 decrease in other operating income.

The $259,000 increase in service charges on deposit accounts is the result of an increase in the volume of insufficient fund service charges, which are charges assessed for checks presented for payment against insufficient funds. In May 2005, the Bank implemented an overdraft privilege service, in which eligible transaction account holders are pre-approved for the payment of overdrafts up to a specific dollar limit determined by the Bank. This service is discretionary and may be terminated by the Bank at any time, and customers also have the option of not participating in the program. Participating customers, however, are charged an insufficient fund fee for each item presented for payment on their account if there are not adequate funds in the account to pay the item. The service has been well accepted by these customers, as evidenced by the increase in insufficient fund fee income, as well as the increase in the dollar amount of overdrafts. Overdrafts are considered an extension of credit, and the Bank experienced an increase of $21,000 and $26,000 during 2006 and 2005, respectively, in the level of charge-offs related to overdrafts. The results for 2006 reflect a full year effect of this service being in place.

The $80,000 increase in other service charges, commissions and fees is attributable primarily to an increase of $58,000 in fees earned in relation to debit card usage and $22,000 in fees from a payment services vendor. The increases in fees related to debit card usage are from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid by debit card and are an indication of expanded and more frequent useage of debit cards by customers. The fees earned from the payment services vendor are based on the float of uncleared payments.

The $158,000 increase in mortgage origination fees is attributable to an increase in the number and dollar volume of mortgage loans closed during 2006 as compared to 2005.

Following is a comparison of noninterest income for 2006 and 2005:

Year Ended December 31,
2006	2005
(Dollars in Thousands)

Service charges on deposit accounts	$1,743	$1,484
Mortgage origination fees	681	523
Other service charges, commissions and fees	319	239
Other operating income	20	23
	$2,763	$2,269

Noninterest Expense

Noninterest expense increased $1,240,000 to $6,310,000 in 2006 as compared to $5,070,000 in 2005. Salaries and employee benefits increased $585,000; equipment and occupancy expense increased $139,000; and all other expense increased $516,000. Total full-time employees were approximately 67 for both 2006 and 2005.

Equipment and occupancy expense increased $139,000 to $671,000 in 2006 compared to $532,000 in 2005. Depreciation expense increased $87,000, or 31.4%, from 2005 to 2006 and is attributable to a new branch facility placed in operation in January 2006. During 2006, utilities increased $19,000, property tax expense increased $15,000, and other miscellaneous occupancy expense increased $15,000. All these increases are attributable primarily to the operations of the new branch facility.

Office supplies increased $19,000, or 13.4%, to $161,000 in 2006 from $142,000 in 2005, attributable primarily to the overall general growth in the operations of the Bank as well as price increases from major suppliers and vendors.

Data processing fees increased $51,000, or 15.2%, to $386,000 in 2006 compared to $335,000 in 2005. This increase in fees was attributable to a 4% increase effective June 1, 2006 in the base fees from the Bank’s primary data processing vendor, whose charges are based on the number of accounts maintained by the Bank. In addition to this fee increase, the Bank continued to add loan and deposit accounts, which added to the Bank’s total cost.

Professional fees increased $64,000, or 35.4%, to $245,000 in 2006 from $181,000 in 2005. The increase in professional fees is attributable primarily to an increase in legal fees incurred. This increase in legal fees is the result of the bank absorbing the closing costs associated with obtaining certain new loan relationships brought to the Bank by a new commercial lender in addition to expenses incurred in collection efforts and bankruptcy proceedings on existing loans.

Consulting fees increased $60,000 or 38.2% to $217,000 in 2006 from $157,000 in 2005. This increase is attributable to a full year’s effect of consultation services relating to the overdraft privilege service previously discussed, as well as independent reviews of other operational areas of the Bank.

Advertising and public relations increased $60,000, or 24.5%, to $305,000 in 2006 from $245,000 in 2005. Additional expenses were incurred for advertising for new products and services during the year and more aggressive efforts to build goodwill within the community through various public relations efforts.

All other noninterest expense increased $262,000, or 28.8%, in 2006 to $1,172,000 from $910,000 in 2005. The larger increases are reflected in increases in director fees of $74,000, in ATM expenses of $36,000 and in appraisal fees of $31,000. The increase in director fees is the result of an increase in the monthly fee paid to directors effective in the fourth quarter of 2005. The increase in ATM expense is the result of an increase in the volume of ATM and debit card transactions processed. The increase in appraisal fees is the result of absorbing costs associated with obtaining new loan relationships brought to the bank by a new commercial lender.

In compliance with the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, the Company allocated $435,000 of salaries to loan costs in 2006 and $423,000 in 2005. After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $585,000, or 22.8%, to $3,153,000 in 2006 compared to $2,568,000 in 2005. There are several reasons for the increase. In addition to routine annual salary increases for existing staff, the results for 2006 reflect a full year’s impact of increasing staff in late 2005 in preparation for a new branch facility. Also, mortgage originators are paid a commission calculated as a percentage of the income each individual generates, and therefore mortgage commissions increased as a result of the increase in mortgage origination income. Along with the increase in salary expense, FICA taxes and 401-(k) contributions increased as well, since they generally are a percentage of salaries. Finally, the Bank experienced an increase in the cost of medical insurance premiums paid for its employees as a result of the increase in staff as well as an increase in the cost of premiums.

Following is a comparison of noninterest expense for 2006 and 2005.

Year Ended December 31,
2006	2005
(Dollars in Thousands)

Salaries and employee benefits	$3,153	$2,568
Equipment and occupancy	671	532
Office supplies	161	142
Data processing fees	386	335
Professional fees	245	181
Consulting fees	217	157
Advertising & Public Relations	305	245
Other expense	1,172	910
	$6,310	$5,070

Income Taxes

Income taxes totaled $1,699,000 in 2006 and $1,397,000 in 2005. The effective tax rate was 37% for 2006 and 36% for 2005.

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

The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and federal regulatory authorities. At December 31, 2006, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 2006, the Company increased its capital by retaining net earnings of $2,570,000 after payment of dividends. After recording an increase in capital of $27,000 for unrealized gains on securities available for sale, net of taxes, total capital increased $2,597,000 during 2006. At December 31, 2006, total capital of the Company amounted to $18,091,000. The Company is aware of no events or trends likely to result in a material change in liquidity of the Company or the Bank.

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

Capital Resources

The following table summarizes the regulatory capital levels of the Bank at December 31, 2006.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Leverage capital	$21,460	8.8%	$9,752	4.00%	$11,708	4.8%
Risk-based capital:
Core capital	21,460	10.3	8,365	4.00	13,095	6.3
Total capital	24,077	11.5	16,729	8.00	7,348	3.5

Short-Term Borrowings

There were no short-term borrowings during 2006 and 2005, respectively.

Contractual Obligations

The following table sets forth certain information about contractual cash obligations as of December 31, 2006 (dollars in thousands):

Payments Due After December 31, 2006
Total	1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years

Time certificates of deposit	$133,279	$112,449	$20,830	$-	$-
Other borrowings	20,756	8,000	8,381	-	4,375
Operating leases	13	7	6	-	-
Junior subordinated debentures	4,124	-	-	-	4,124
Total contractual cash obligations	$158,172	$120,456	$29,217	$-	$8,499

At December 31, 2006, neither the Company nor the Bank had any binding contractual commitments for capital expenditures.

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

Following is a summary of the commitments outstanding at December 31, 2006 and 2005.

2006	2005
(Dollars in Thousands)

Commitments to extend credit	$41,359	$23,462
Standby letters of credit	606	599
	$41,965	$24,061

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

	Year Ended December 31,
	2006			2005			2004
		Interest	Ave		Interest	Ave		Interest	Ave
	Ave	Income/	Yield/	Ave	Income/	Yield/	Ave	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans, net of unearned interest	$186,326	$14,885	7.99%	$150,932	$10,338	6.85%	$127,948	$7,732	6.04%
Investment Securities:
Taxable	10,696	432	4.04%	11,399	443	3.89%	11,460	441	3.85%
Nontaxable	1,079	67	6.18%	1,110	67	6.04%	1,146	68	5.93%
Interest-bearing deposit in banks	2,531	130	5.13%	542	16	2.95%	89	1	1.41%
Federal funds sold	10,499	507	4.83%	11,617	391	3.37%	6,922	100	1.44%
Total interest-earning assts	$211,131	$16,021	7.59%	$175,600	$11,255	6.41%	$147,565	8,342	5.65%

Noninterest-earning Assets:
Cash	$ 5,125			$ 4,456			$ 4,081
Allowance for loan losses	(2,780)			(2,404)			(1,991)
Other assets	8,805			6,257			4,802
Total noninterest-earning assets	11,150			8,309			6,892

Total assets	$222,281			$183,909			$154,457

Average Balances and Net Income Analysis (Continued)

	Year Ended December 31,
	2006			2005			2004
			Average			Average			Average
		Interest	Yield/		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in Thousands)

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing
demand deposits	$45,347	$1,114	2.46%	$42,234	$637	1.51%	$37,356	$267	0.71%
Time deposits	109,297	5,195	4.75	85,465	2,864	3.35	72,390	1,643	2.27%
Other borrowings	16,868	851	5.04	13,217	419	3.17	7,548	151	1.99%
Junior subordinated debentures	4,124	250	6.06	1,644	102	6.20	-	-	-%
Total interest-bearing
Liabilities	175,636	7,410	4.22	142,560	4,022	2.82	117,294	2,061	1.76%

Noninterest-bearing liabilities and
stockholders’ equity:
Demand deposits	28,213			25,704			23,849
Other liabilities	1,439			1,019			666
Stockholders’ equity	16,993			14,626			12,648
Total noninterest-bearing liabilities
and stockholders’ equity	46,645			41,349			37,163

Total liabilities and
stockholders’ equity	$222,281			$183,909			$154,457

Interest rate spread			3.37%			3.59%			3.89%

Net interest income		$8,611			$7,233			$6,281

Net interest margin			4.08%			4.12%			4.26%

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

	Year Ended December 31,			Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In Thousands)			(In Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$4,547	$2,123	$2,424	$2,606	$1,217	$1,389
Interest on securities:
Taxable	(11)	16	(27)	2	4	(2)
Tax exempt	-	2	(2)	(1)	1	(2)
Interest-bearing deposits in banks	114	55	59	15	10	5
Interest on federal funds sold	116	154	(38)	291	223	68
Total interest income	4,766	2,350	2,416	2,913	1,455	1,458

Expense from interest-bearing liabilities:
Interest on savings and interest-
bearing demand deposits	477	430	47	370	335	35
Interest on time deposits	2,331	1,532	799	1,221	924	297
Interest on other borrowings	432	316	116	268	155	113
Interest on junior subordinated debentures	148	(6)	154	102	102	-
Total interest expense	3,388	2,272	1,116	1,961	1,516	445

Net interest income	$1,378	$78	$1,300	$952	$(61)	$1,013

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

The following table sets forth the distribution of the repricing of the Bank’s earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2006
	Zero to	Three	One to	Over
	Three	Months to	Five	Five
	Months	One Year	Years	Years	Total
	(Dollars in Thousands)
Earning assets:
Interest-bearing deposits in banks
and federal funds sold	$15,378	$	$	$	$$15,378
Restricted stock	1,371				1,371
Investment securities	597	3,089	6,565	153	10,404
Loans	91,004	60,905	55,162	3,535	210,606
	108,350	63,994	61,727	3,688	237,759
Interest-bearing liabilities:
Interest-bearing demand deposits (1)		37,177	-	-	37,177
Savings (1)		6,324	-	-	6,324
Certificates less than $100,000	22,244	44,435	14,078	-	80,757
Certificates, $100,000 and over	13,514	32,256	6,751	-	52,521
Other borrowings	17,000	1,000	375	2,375	20,750
Junior subordinated debentures	-	-	4,124	-	4,124
	52,758	121,192	25,328	2,375	201,653

Interest rate sensitivity gap	$55,592	$(57,198)	$36,399	$1,313	$36,106

Cumulative interest rate sensitivity gap	$55,592	$(1,606)	$34,793	$36,106

Interest rate sensitivity gap ratio	2.05	0.53	2.44	1.55

Cumulative interest rate sensitivity gap ratio	2.05	0.99	1.17	1.18

(1)
In recent years, the Bank has found that NOW and money-market checking deposits and savings deposits reprice on average between three months and one year, depending on the competition in the Bank’s market area and the general interest rate environment. Therefore, the Bank has placed these deposits in the three months to one year horizon.

Investment Portfolio

The Bank manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See “Asset/Liability Management.” Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets. In particular, approximately 72% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 35% of the investment portfolio matures or reprices within one year or less. All of the Bank’s investment securities are classified as available for sale.

Types of Investments

Securities

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
U. S. Treasury securities	$298	$296	$297
U. S. Government sponsored agency securities	7,846	7,809	6,940
State and municipal securities	1,076	1,091	1,131
Corporate debt securities	506	1,021	2,082
Mortgage-backed securities	678	996	1,609
Restricted stock	1,371	1,031	844
	$11,775	$12,244	$12,903

Maturities

The amounts of securities available for sale in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Restricted stock is included in the classification “after ten years.”

	U. S. Treasury
	And Other U. S.
	Government sponsored Agencies,
	Corporations and Restricted Stock		State and Political Subdivisions
		Yield		Yield
	Amount	(1)	Amount	(1)(2)
	(Dollars in Thousands)
Maturity:
One year or less	$3,089	3.57%	$405	5.6%
After one year through five years	6,046	4.38	518	5.98
After five years through ten years	-	-	-
After ten years	1,564	6.09	153	6.34
	$10,699	4.15%	$1,076	5.88%

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

Loan Portfolio

Types of Loans

Management believes that the Bank’s loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 55% of the Bank’s loan portfolio as of December 31, 2006. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

December 31,
2006	2005	2004	2003	2002
(Dollars in Thousands)

Commercial, financial and agricultural	$29,497	$19,052	$16,104	$16,156	$18,580
Real estate - construction	52,502	28,937	26,135	14,828	5,341
Real estate - mortgage	116,374	94,596	86,110	74,925	64,881
Consumer	12,020	8,447	9,875	10,887	11,035
Overdrafts	213	240	53	38	145
	210,606	151,272	138,277	116,834	99,982
Less reserve for possible loan losses	(2,849)	(2,621)	(2,058)	(1,758)	(1,426)
Loans, net	$207,757	$148,651	$136,219	$115,076	$98,556

Maturities and Sensitivity to Changes in Interest Rates

The maturities of the indicated loans at December 31, 2006 are shown in the following table according to maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.

	Maturing
	One year or less	After one year through five years	After five years	Total
	(Dollars in Thousands)

Commercial, financial and agricultural	$22,983	$6,252	$262	$29,497
Real estate - construction	43,381	9,091	30	52,502

The following table summarizes the loans presented in the table above at December 31, 2006 that mature after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in
Thousands)

Predetermined interest rates	$7,313
Floating or adjustable interest rates	8,322
$15,635

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

	December 31,
	2006	2004	2004	2003	2002
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis	$586	$877	$631	$596	$496

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing.
	-	22	54	102	235

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

Additional interest income of $8,000 in 2006 would have been recorded if all loans accounted for on a non-accrual basis in the table above had been current in accordance with their original terms. No interest income has been recognized in 2006 on loans accounted for on a non-accrual basis.

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

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $432,000 in 2006 and $500,000 in 2005. The decrease in the provision for loan losses in 2006 resulted from a decrease in net charge-offs in 2005 and an improvement in the quality of the loan portfolio.

The Bank’s allowance for loan losses was $2,849,000 at December 31, 2006, representing 1.35% of year end total loans outstanding compared to $2,621,000 at December 31, 2005, which represented 1.73% of year end total loans outstanding. Management considers the allowance for loan losses adequate to cover anticipated loan losses.

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

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$855	14%	$786	13%	$720	12%	$439	14%	$285	19%
Real estate - construction	712	25	656	19	412	19	527	13	428	5
Real estate - mortgage	427	55	393	63	308	62	440	64	471	65
Consumer	855	6	786	5	618	7	352	9	242	11
	$2,849	100%	$2,621	100%	$2,058	100%	$1,758	100%	$1,426	100%

The following table presents an analysis of the Bank’s loan loss experience for the periods indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Average amount of loans outstanding	$186,326	$150,932	$127,948	$111,166	$96,252

Balance of reserve for possible loan losses at beginning of period	$2,621	$2,058	$1,758	$1,426	$1,073

Charge-offs:
Commercial, financial and agricultural	10	-	135	238	345
Real estate - construction	8	17	1	-	-
Real estate - mortgage	78	6	57	162	221
Consumer	192	78	127	86	91
Recoveries:
Commercial, financial and agricultural	2	16	24	73	225
Real estate - construction	8	-	-	-	-
Real estate - mortgage	27	107	27	124	21
Consumer	47	41	29	21	44
Net (recoveries) charge-offs	204	(63)	240	268	367

Additions to reserve charged to operating expenses	432	500	540	600	720

Balance of reserve for possible loan losses at end of period	$2,849	$2,621	$2,058	$1,758	$1,426

Ratio of net loan (recoveries) charge-offs to average loans	0.11%	(0.04)%	0.19%	0.24%	0.38%

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

	Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$28,213	-%	$25,704	-%	$23,849	-%
Interest-bearing demand and savings deposits	45,347	2.46	42,234	1.51	37,356	0.71
Time deposits	109,297	4.75	85,465	3.35	72,390	2.27
Total deposits	$182,857		$153,403		$133,595

The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$13,514
Over three months through six months	9,181
Over six months through twelve months	23,075
Over twelve months	6,751
Total	$52,521

Return on Assets and Shareholders’ Equity

The following rate of return information for the periods indicated is presented below.

	Year Ended December 31,
	2006	2005	2004
Return on assets (1)	1.31%	1.37%	1.27%
Return on equity (2)	17.13	17.18	15.52
Dividends payout ratio (3)	11.71	9.52	9.24
Equity to assets ratio (4)	7.64	7.95	8.19

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7.	FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, including the notes thereto, and the report of Mauldin & Jenkins LLC are included in this Report beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of December 31, 2006, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and the Chief Financial Officer.

ITEM 8B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information appearing under the headings “Election of Directors,” “Executive Officers,” “Meetings of the Board of Directors and Committees,” and “Section 16(a), Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2007 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 17, 2007, is incorporated herein by reference. In addition, the Company has adopted a code of ethics, which is entitled “Code of Conduct for Senior Executive and Financial Officers,” that applies to the Company’s principal executive officer and principal financial officer, a copy of which is filed as Exhibit 14.1 to this Report.

ITEM 10.	EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Beneficial Owners and Management” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Meetings of the Board of Directors and Committees” and “Certain Relationships and Transactions” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.	EXHIBITS

1. The following financial statements of the Company as of and for the years ended December 31, 2006 and 2005 are filed and incorporated herein by reference as part of this Report:

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

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on February 27, 2001)

3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form 8-K filed on February 27, 2001).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Articles of Incorporation and Bylaws of the Company, defining the rights of holders of the common stock.

10.1*	1998 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.2*	Form of Director Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

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

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

Exhibit No.	Description

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Principal Financial Officer

*Compensation Plan or arrangement required to be listed as an Exhibit to Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Fees Paid to Independent Accounting Firms” in the 2007 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27 , 2007	FMB EQUIBANC, INC. By: /s/ Charles R. Nessmith Charles R. Nessmith President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles R. Nessmith Charles R. Nessmith	Director, President and Chief Executive Officer (principal executive officer)	March 27 , 2007

/s/ Dwayne E. Rocker Dwayne E. Rocker	Secretary (principal financial and accounting officer)	March 27 , 2007

/s/ R. Earl Dabbs	Chairman of the Board of Directors	March 27 , 2007
R. Earl Dabbs

/s/ Leonard H. Blount Leonard H. Blount	Director	March 27 , 2007

/s/ F. Wendell Brannen	Director	March 27 , 2007
F. Wendell Brannen

/s/ Frank C. Rozier Frank C. Rozier	Director	March 27 , 2007

/s/ Gerald M. Edenfield	Director	March 27 , 2007
Gerald M. Edenfield

/s/ William Hatcher	Director	March 27 , 2007
William Hatcher

/s/ William B. Nessmith	Director	March 27 , 2007
William B. Nessmith

/s/ Andrew C. Oliver	Director	March 27 , 2007
Andrew C. Oliver

/s/ Billy G. Tyson	Director	March 27 , 2007
Billy G. Tyson

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 13 which are filed as a part of this report and incorporated by reference):

Exhibit No.	Description

14.1	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Principal Financial Officer

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
FMB Equibanc, Inc.
Statesboro, Georgia

We have audited the accompanying consolidated balance sheets of FMB Equibanc, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMB Equibanc, Inc. and Subsidiaries, as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia
March 8, 2007

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

Assets	2006	2005

Cash and due from banks	$6,868	$4,192
Interest-bearing deposits at other financial institutions	3,225	759
Federal funds sold	12,153	20,367
Securities available for sale	10,404	11,213
Restricted equity securities, at cost	1,371	1,031

Loans	210,606	151,272
Less allowance for loan losses	2,849	2,621
Loans, net	207,757	148,651

Premises and equipment, net	4,628	4,390
Other assets	5,355	3,220

Total assets	$251,761	$193,823

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$30,242	$27,055
Interest-bearing	176,779	133,446
Total deposits	207,021	160,501
Other borrowings	20,756	12,402
Guaranteed preferred beneficial interests in
junior subordinated debentures	4,124	4,124
Other liabilities	1,769	1,302
Total liabilities	233,670	178,329

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	14,702	12,132
Accumulated other comprehensive loss	(49)	(76)
Total stockholders' equity	18,091	15,494

Total liabilities and stockholders' equity	$251,761	$193,823

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Dollars in Thousands, Except Per Share Amounts)

	2006	2005
Interest income
Loans, including fees	$14,885	$10,338
Securities
Taxable	432	443
Nontaxable	44	44
Federal funds sold	507	391
Interest-bearing deposits at other financial institutions	130	16
Total interest income	15,998	11,232

Interest expense
Deposits	6,309	3,501
Other borrowings	1,101	521
Total interest expense	7,410	4,022

Net interest income	8,588	7,210
Provision for loan losses	432	500
Net interest income after provision for loan losses	8,156	6,710

Other income
Service charges on deposit accounts	1,743	1,484
Other service charges, commissions and fees	319	239
Mortgage origination fees	681	523
Other operating income	20	23
Total other income	2,763	2,269

Other expenses
Salaries and employee benefits	3,153	2,568
Occupancy and equipment expense	671	532
Office supplies	161	142
Data processing fees	386	335
Professional fees	245	181
Advertising and public relations	305	245
Consulting fees	217	157
Other operating expenses	1,172	910
Total other expenses	6,310	5,070

Income before income tax	4,609	3,909

Income tax	1,699	1,397

Net income	$2,910	$2,512

Basic earnings per share	$8.03	$6.93

Diluted earnings per share	$7.94	$6.86

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

	2006	2005
Net income	$2,910	$2,512

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period,
net of tax (benefit) of $19 and ($100), respectively	27	(148)

Other comprehensive income (loss)	27	(148)

Comprehensive income	$2,937	$2,364

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2004	362,600	$362	$3,076	$9,860	$72	$13,370
Net income	-	-	-	2,512	-	2,512
Dividends declared,
$0.66 per share	-	-	-	(240)	-	(240)
Other comprehensive loss	-	-	-	-	(148)	(148)
Balance, December 31, 2005	362,600	362	3,076	12,132	(76)	15,494
Net income	-	-	-	2,910	-	2,910
Dividends declared,
$0.94 per share	-	-	-	(340)	-	(340)
Other comprehensive income	-	-	-	-	27	27
Balance, December 31, 2006	362,600	$362	$3,076	$14,702	$(49)	$18,091

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

	2006	2005
OPERATING ACTIVITIES
Net income	$2,910	$2,512
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	364	277
Provision for loan losses	432	500
Deferred income taxes	(123)	(232)
Increase in interest receivable	(1,580)	(399)
Increase in interest payable	470	321
Other operating activities, net	(88)	127

Net cash provided by operating activities	2,385	3,106

INVESTING ACTIVITIES
Increase in interest-bearing deposits at other financial institutions	(2,466)	(726)
Purchases of securities available for sale	(2,249)	(981)
Net change in restricted equity securities	(340)	(187)
Proceeds from maturities of securities available for sale	3,118	1,078
Proceeds from sale of securities available for sale	-	501
Net decrease (increase) in federal funds sold	8,214	(11,100)
Net increase in loans	(59,918)	(12,713)
Purchase of premises and equipment	(602)	(1,908)
Proceeds from sale of repossessed assets	-	56

Net cash used in investing activities	(54,243)	(25,980)

FINANCING ACTIVITIES
Net increase in deposits	46,520	19,092
Principal repayments on other borrowings	(9,021)	(3,021)
Proceeds from other borrowings	17,375	4,000
Proceeds from issuance of guaranteed preferred beneficial
interest in junior subordinated debentures	-	4,000
Dividends paid	(340)	(240)

Net cash provided by financing activities	54,534	23,831

Net increase in cash and due from banks	2,676	957

Cash and due from banks at beginning of year	4,192	3,235

Cash and due from banks at end of year	$6,868	$4,192

SUPPLEMENTAL DISCLOSURES
Cash paid for
Interest	$6,940	$3,701

Income taxes	$1,795	$1,629

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$475	$83

Financed sales of other real estate owned	$94	$320

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

FMB Equibanc, Inc. (the “Company”) is a one-bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Farmers & Merchants Bank (the “Bank”). The Bank is located in Statesboro, Bulloch County, Georgia with the main office and two branches located in Statesboro and one branch located in Brooklet, Georgia. The Bank provides a full range of banking services to individual and corporate customers in its primary market area of Bulloch County, Georgia and surrounding counties. In 2004, the Company formed a wholly-owned real-estate subsidiary, FMB Properties, Inc., to handle all purchases and sales of foreclosed assets.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $992,000 and $868,000 at December 31, 2006 and 2005, respectively.

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well secured. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash-basis or cost-recovery method until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

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

The evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

Building	39.5 years
Furniture and equipment	3 to 7 years

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The Company carried $465,000 and $83,000 in other real estate owned at December 31, 2006 and 2005, respectively.

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

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 9.

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock Based Compensation. Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the "modified prospective" method as described in FASB No. 123R. In the "modified prospective" method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FASB No. 123R, prior period amounts were not restated. Since all the Company's stock options had vested prior to Janaury 1, 2006 and no new options were granted, no compensation cost was recognized in 2006.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year Ended
December 31,
2005
(Dollars in
Thousands,
Except Per
Share Amounts

Net income, as reported	$2,512
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-
Pro forma net income	$2,512
Earnings per share:
Basic - as reported	$6.93
Basic - pro forma	$6.93
Diluted - as reported	$6.86
Diluted - pro forma	$6.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of only stock options.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet; such items, along with net income, are components of comprehensive income.

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning in the first quarter of fiscal year 2007. Management does not expect that the provisions of FIN-48 will materially impact the Company's results of operations or financial condition.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement will be effective for financial statements issued by the Company for the year ended December 31, 2008. Management is currently evaluating the impact of this interpretation on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2006:
U. S. Treasury securities	$299	$-	$(1)	$298
U. S. Government sponsored agencies	7,930	-	(84)	7,846
Mortgage-backed securities	686	1	(9)	678
State and municipal securities	1,069	7	-	1,076
Corporate bonds	500	6	-	506
	$10,484	$14	$(94)	$10,404

December 31, 2005:
U. S. Treasury securities	$300	$-	$(4)	$296
U. S. Government sponsored agencies	7,952	-	(143)	7,809
Mortgage-backed securities	1,009	3	(16)	996
State and municipal securities	1,078	13	-	1,091
Corporate bonds	1,002	19	-	1,021
	$11,341	$35	$(163)	$11,213

The amortized cost and fair value of securities available for sale as of December 31, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due within one year	$3,395	$3,364
Due from one to five years	6,251	6,209
Due from five to ten years	-	-
Due after ten years	152	153
Mortgage-backed securities	686	678
	$10,484	$10,404

Securities with a carrying value of $7,604,000 and $9,222,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES (Continued)

There were no gains or losses on sales of securities available for sale for the years ended December 31, 2006 and 2005.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2006:
U. S. Treasury securities	$298	$1	$-	$-	$298	$1
U. S. Government sponsored
agencies	1,951	1	5,895	83	7,846	84
Mortgage-backed securities	152	1	390	8	542	9
Total temporarily impaired securities	$2,401	$3	$6,285	$91	$8,686	$94

December 31, 2005:
U. S. Treasury securities	$-	$-	$296	$4	$296	$4
U. S. Government sponsored
agencies	3,900	67	3,909	76	7,809	143
Mortgage-backed securities	-	-	533	16	533	16
Total temporarily impaired securities	$3,900	$67	$4,738	$96	$8,638	$163

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS

The composition of loans is summarized as follows (dollars in thousands)

	December 31,
	2006	2005
Commercial, financial and agricultural	$29,497	$19,052
Real estate - construction	52,502	28,937
Real estate - mortgage	116,374	94,596
Consumer	12,020	8,447
Overdrafts	213	240
Total loans	210,606	151,272
Allowance for loan losses	(2,849)	(2,621)
Loans, net	$207,757	$148,651

Changes in the allowance for loan losses are as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005
Balance, beginning of year	$2,621	$2,058
Provision for loan losses	432	500
Loans charged off	(288)	(101)
Recoveries of loans previously charged off	84	164
Balance, end of year	$2,849	$2,621

The following is a summary of information pertaining to impaired loans (dollars in thousands):

	As of and for the Years Ended December 31,
	2006	2005

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	586	877
Total impaired loans	$586	$877
Valuation allowance related to impaired loans	$90	$132
Average investment in impaired loans	$797	$780
Interest income recognized on impaired loans	$9	$3
Foregone interest income on impaired loans	$8	$33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS (Continued)

Loans on nonaccrual status amounted to approximately $586,000 and $877,000 at December 31, 2006 and 2005, respectively. Loans past due ninety days or more and still accruing interest amounted to $22,000 at December 31, 2005. At December 31, 2006, there were no loans past due ninety days or more and still accruing interest.

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2006 are as follows (dollars in thousands):

Balance, beginning of year	$1,288
Advances	11,191
Repayments	(6,249)
Balance, end of year	$6,230

NOTE 4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2006	2005

Land	$1,163	$953
Buildings	4,031	2,573
Furniture and equipment	2,271	1,878
Construction in progress; estimated cost to complete,
$313 in 2006 and $110 in 2005	47	1,509
Total cost	7,512	6,913
Accumulated depreciation	(2,884)	(2,523)
Net book value	$4,628	$4,390

Leases

During 2003, the Company entered into two noncancelable operating lease agreements for purposes of erecting two drive-up ATMs. Each lease has an initial lease term of five years with one five year renewal option. Aggregate rental expense under the leases amounted to $7,200 for each of the years ended December 31, 2006 and 2005.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2007	$7,200
2008	6,000
$13,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $52,521,000 and $43,336,000, respectively. The scheduled maturities of time deposits at December 31, 2006 are as follows (dollars in thousands):

2007	$112,449
2008	19,238
2009	1,592
$133,279

At December 31, 2006 and 2005, the Company held brokered time deposits in the amount of $36,147,000 and $10,486,000, respectively.

NOTE 6.	OTHER BORROWINGS

Other borrowings consist of the following (dollars in thousands):

	December 31,
	2006	2005

Federal Home Loan Bank advance with interest payable
monthly at a fixed rate of 2.65%, maturing April 2006.	$-	$2,000
Federal Home Loan Bank advance with interest payable every
three months at a variable interest rate of 2 basis points above
3 month LIBOR (4.35% at December 31, 2005), maturing May 2006.	-	4,000
Federal Home Loan Bank advance with interest payable every
three months at a variable interest rate of 2 basis points above
3 month LIBOR (4.15% at December 31, 2005), maturing July 2006.	-	3,000
Federal Home Loan Bank advance with interest payable every three months at a variable interest rate of 50 basis points below 3 month
LIBOR (4.86% and 3.98% at December 31, 2006 and 2005,
respectively), callable March 2007 without penalty, maturing
March 2012.	2,000	2,000
Federal Home Loan Bank advance with interest payable monthly at a variable interest rate of 280 basis points below New York prime
rate (5.45% at December 31, 2006), maturing April 2007	7,000	-
Federal Home Loan Bank advance with interest payable monthly at a
fixed rate of 4.12%, maturing June 2007	1,000	1,000
Federal Home Loan Bank advance with interest payable monthly at a variable interest rate of 285 basis points below New York prime
rate (5.40% at December 31, 2006), maturing June 2008	3,000	-
Federal Home Loan Bank advance with interest payable monthly at a variable interest rate of 283 basis points below New York prime
rate (5.42% at December 31, 2006), maturing September 2008	5,000	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	OTHER BORROWINGS (Continued)

	December 31,
	2006	2005
Federal Home Loan Bank advance with interest and
principal payable monthly through December 2008
at a fixed interest rate of 5.48%.	$375	$392
Federal Home Loan Bank advance with interest payable monthly at a fixed rate of 5.187% and principal payable quarterly based on a 15
year amortization, maturing November 2021.	2,375
Note payable to Ford Motor Credit with principal payable
through May 2008, 0% interest rate, secured by a
bank-owned vehicle.	6	10
	$20,756	$12,402

Contractual maturities of other borrowings as of December 31, 2006 are as follows (dollars in thousands):

2007	$8,000
2008	8,381
2009	-
2010 and beyond	4,375
$20,756

Advances from the Federal Home Loan Bank are secured by certain qualifying loans with a lendable collateral value of $23,537,890.

The Company and the Bank have available unused lines of credit with various financial institutions totaling $8,490,000 at December 31, 2006. There were no other advances outstanding at December 31, 2006 or 2005.

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

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were approximately $57,000 and $41,000 for the years ended December 31, 2006 and 2005, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan providing for death and retirement benefits for certain directors. The estimated amounts to be paid under the compensation plan have been partially funded through the purchase of either life insurance policies or annuities contracts on the participating directors. Accrued deferred compensation of $292,000 and $243,000 is included in other liabilities as of December 31, 2006 and 2005, respectively. Cash surrender value of $294,000 and $246,000 on the insurance policies is included in other assets at December 31, 2006 and 2005, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	STOCK-BASED COMPENSATION (Continued)

A summary of the status of the plan at December 31, 2006 and 2005 and changes during the years ended on those dates follows.

	2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	6,000	$15.27	6,000	$15.27
Granted	-	-	-	-
Exercised	-	-	-	-
Terminated	-	-	-	-
Outstanding at end of year	6,000	$15.27	6,000	$15.27

Options exercisable at year-end	6,000	$15.27	6,000	$15.27
Aggregate intrinsic value of options
currently vested and exercisable		$178,380		$160,380
Weighted-average fair value of options
granted during the year		$-		$-

Information pertaining to options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$15.27	6,000	1.0 years	$15.27	6,000	$15.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	INCOME TAXES

The components of income tax expense are as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005

Current	$1,822	$1,629
Deferred	(123)	(232)
	$1,699	$1,397

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005

Tax provision at statutory federal rate	$1,567	$1,329
Tax-exempt income	(13)	(13)
State income taxes	135	127
Other	10	(46)
Income tax expense	$1,699	$1,397

The components of deferred income taxes are as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005

Deferred tax assets:
Loan loss reserves	$989	$873
Deferred compensation	97	100
Nonaccrual interest	3	21
Securities available for sale	32	51
	1,121	1,045

Deferred tax liability, depreciation	131	159

Net deferred tax assets	$990	$886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2006	2005

Net income	$2,910,000	$2,512,000

Weighted average number of common shares outstanding	362,600	362,600
Effect of dilutive options	3,964	3,819
Weighted average number of common shares outstanding
used to calculate dilutive earnings per share	366,564	366,419

NOTE 12.	COMMITMENTS AND CONTINGENCIES

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

	December 31,
	2006	2005

Commitments to extend credit	$41,359	$23,462
Financial standby letters of credit	606	599
	$41,965	$24,061

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	COMMITMENTS AND CONTINGENCIES (Continued)

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

At December 31, 2006 and 2005, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2006 and 2005.

At December 31, 2006 and 2005, the Company had guaranteed the debt of certain customers’ liabilities at another financial institution totaling $26,400 and $29,000, respectively. These guarantees represent the available credit line of those certain Bank customers. The Company has not been required to perform on any of these guarantees for the years ended December 31, 2006 and 2005. Credit card commitments are unsecured.

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

80.2% of the Company's loan portfolio is concentrated in loans secured by real estate primarily in the Company's market area. Accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in the Company's market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, or approximately $4,250,000.

The Bank has a concentration of funds on deposit at or sold through The Bankers Bank at December 31, 2006 and 2005 as follows (dollars in thousands).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	CONCENTRATIONS OF CREDIT (Continued)

Concentration over insured limits (dollars in thousands):

	2006	2005

Noninterest-bearing accounts	$4,201	$2,062
Federal funds sold	12,153	20,367
	$16,354	$22,429

NOTE 14.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2006, approximately $1,567,000 of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined and of Tier I capital to average assets. Management believes, as of December 31, 2006, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized Farmers & Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	REGULATORY MATTERS (Continued)

The Bank's actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2006:
Total Capital to Risk Weighted Assets:
Farmers & Merchants Bank	$24,077	11.5%	$16,729	8.0%	$20,912	10.0%
Tier I Capital to Risk Weighted Assets:
Farmers & Merchants Bank	$21,460	10.3%	$8,365	4.0%	$12,547	6.0%
Tier I Capital to Average Assets:
Farmers & Merchants Bank	$21,460	8.8%	$9,752	4.0%	$12,190	5.0%

As of December 31, 2005:
Total Capital to Risk Weighted Assets:
Farmers & Merchants Bank	$20,972	14.2%	$11,802	8.0%	$14,752	10.0%
Tier I Capital to Risk Weighted Assets:
Farmers & Merchants Bank	$19,118	13.0%	$5,901	4.0%	$8,851	6.0%
Tier I Capital to Average Assets:
Farmers & Merchants Bank	$19,118	9.9%	$7,716	4.0%	$9,645	5.0%

NOTE 15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Other Borrowings: The carrying amount of variable rate borrowings approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

Junior-Subordinated Debentures: The fair value of fixed rate junior-subordinated debentures are estimated based on discounted contractual cash flows using the current rate for similar type instruments.

Accrued Interest: The carrying amount of accrued interest approximates their fair value.

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks, interest-
bearing deposits at other financial
institutions and federal funds sold	$22,246	$22,246	$25,318	$25,318
Securities	11,775	11,775	12,244	12,244
Loans, net	207,757	206,935	148,651	147,505
Accrued interest receivable	3,208	3,208	1,628	1,628

Financial liabilities:
Deposits	207,021	206,199	160,501	159,804
Other borrowings	20,756	20,745	12,402	12,347
Guaranteed preferred beneficial
interests in junior subordinated
debentures	4,124	3,680	4,124	3,928
Accrued interest payable	1,079	1,079	609	609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2006 and 2005 and statements of income and cash flows of FMB Equibanc, Inc. for the periods ended December 31, 2006 and 2005 (dollars in thousands).

CONDENSED BALANCE SHEETS
	2006	2005
Assets
Cash	$73	$89
Investment in subsidiaries	22,030	19,478
Other assets	122	62
Total assets	$22,225	$19,629

Liabilities
Guaranteed preferred beneficial interests in junior
subordinated debentures	$4,124	$4,124
Other liabilities	10	11
	4,134	4,135

Stockholders’ equity	18,091	15,494

Total liabilities and stockholders’ equity	$22,225	$19,629

CONDENSED STATEMENTS OF INCOME
	2006	2005

Income, dividends from subsidiaries	$799	$377

Expenses
Interest expense	250	103
Other	74	64
Total expenses	324	167

Income before income tax benefit and equity
in undistributed income of subsidiaries	475	210

Income tax benefit	111	62

Income before equity in undistributed income of subsidiaries	586	272

Equity in undistributed income of subsidiaries	2,324	2,240

Net income	$2,910	$2,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005

OPERATING ACTIVITIES
Net income	$2,910	$2,512
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed income of subsidiaries	(2,324)	(2,240)
Other operating activities	(62)	24

Net cash provided by operating activities	524	296

INVESTING ACTIVITIES
Capital injection in non-bank subsidiary	(200)	-
Capital injection in subsidiary bank	-	(4,000)

Net cash used in investing activities	(200)	(4,000)

FINANCING ACTIVITIES
Dividends paid	(340)	(240)
Proceeds from issuance of guaranteed preferred beneficial
interests in junior subordinated debentures	-	4,000

Net cash provided by (used in) financing activities	(340)	3,760

Net increase (decrease) in cash	(16)	56

Cash at beginning of period	89	33

Cash at end of year	$73	$89