Form 10QSB
period 2007-03-31
FMB EQUIBANC INC
filed 2007-05-14
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

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

 Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2007
Common Stock, $1.00 par value	362,600 Shares

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

FMB EQUIBANC, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FMB EQUIBANC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
Assets	2007	2006
	(Unaudited)	(Audited)

Cash and due from banks	$5,226	$6,868
Interest-bearing deposits at other financial institutions	2,815	3,225
Federal funds sold	28,395	12,153
Securities available for sale	9,779	10,404
Restricted equity securities, at cost	1,524	1,371

Loans	214,398	210,606
Less allowance for loan losses	3,081	2,849
Loans, net	211,317	207,757

Premises and equipment, net	4,607	4,628
Other real estate	490	465
Other assets	4,727	4,890

Total assets	$268,880	$251,761

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$31,560	$30,242
Interest-bearing	191,964	176,779
Total deposits	223,524	207,021

Other borrowings	20,710	20,756
Guaranteed preferred beneficial interest in
junior subordinated debentures	4,124	4,124
Other liabilities	1,797	1,769
Total liabilities	250,155	233,670

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	15,323	14,702
Accumulated other comprehensive loss	(36)	(49)
Total stockholders' equity	18,725	18,091

Total liabilities and stockholders' equity	$268,880	$251,761

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2007	2006
Interest income:
Loans, including fees	$4,409	$3,013
Securities:
Taxable	117	109
Nontaxable	6	11
Federal funds sold	266	162
Interest-bearing deposits at other financial institutions	40	8
Total interest income	4,838	3,303

Interest expense:
Deposits	2,181	1,175
Other borrowings	336	190
Total interest expense	2,517	1,365

Net interest income	2,321	1,938
Provision for loan losses	210	90
Net interest income after provision for loan losses	2,111	1,848

Other income:
Service charges on deposit accounts	367	443
Mortgage origination fees	135	157
Other service charges, commissions and fees	83	86
Other operating income	5	4

Total other income	590	690

Other expense:
Salaries and employee benefits	812	787
Occupancy and equipment expense	171	158
Other operating expenses	589	659
Total other expenses	1,572	1,604

Income before income taxes	1,129	934

Income tax expense	417	343

Net income	$712	$591

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the period, net of tax	13	(15)

Comprehensive Income	$725	$576

Basic earnings per share	$1.96	$1.63

Diluted earnings per share	$1.94	$1.61

Dividends per share	$0.250	$0.235

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in Thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$712	$591
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	89	85
Provision for loan losses	210	90
Gain on sale of other real estate	-	(4)
Net decrease (increase) in interest receivable	265	(47)
Net (decrease) increase in interest payable	(100)	36
Other operating activities, net	8	(32)

Net cash provided by operating activities	1,184	719

INVESTING ACTIVITIES
Decrease in interest-bearing deposits at other financial institutions	410	253
Purchases of securities available for sale	(153)	(143)
Proceeds from maturities of securities available for sale	656	371
Net (increase) decrease in federal funds sold	(16,242)	10,105
Net increase in loans	(3,800)	(25,601)
Purchase of premises and equipment	(68)	(173)
Proceeds from sale of repossessed assets	5	-

Net cash used in investing activities	(19,192)	(15,188)

FINANCING ACTIVITIES
Net increase in deposits	16,503	12,503
Principal repayments on other borrowings	(46)	(5)
Proceeds from other borrowings	-	4,000
Dividends paid	(91)	(85)

Net cash provided by financing activities	16,366	16,413

Net increase (decrease) in cash and due from banks	(1,642)	1,944

Cash and due from banks at beginning of year	6,868	4,192

Cash and due from banks at end of period	$5,226	$6,136

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,617	$1,330
Income taxes	$103	$46

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$25	$40
Financed sales of other real estate owned	$-	$44

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto and the Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

2.	ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The Company has followed those policies in preparing this report.

3.	COMMON STOCK

The par value of the Company’s common stock is $1 per share, and 10,000,000 shares are authorized. The Company’s wholly-owned bank subsidiary may pay dividends to the Company in any year up to 50% of the previous year’s net income, or $3,134,000 in 2006, without the approval of the Georgia Department of Banking and Finance.

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares. Potential common shares consist only of stock options.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended March 31,
	2007	2006
Net Income	$712,000	$591,000

Weighted average number of common
shares outstanding	362,600	362,600
Effect of dilutive options	4,168	3,819

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,768	366,419

5.	STOCK-BASED COMPENSATION PLAN

At March 31, 2007, the Company has a stock-based compensation plan that includes key employees of the Bank. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). No stock options were granted or no previously granted options vested during the three months ended March 31, 2007 or 2006, therefore no compensation cost was recognized. The adoption of these provisions of Statement 123 (R) did not have a material affect on the financial statements.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (the “Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc. FMB Properties, Inc. was formed during 2004, as a real estate holding entity, to acquire, hold and sell properties as a result of loan foreclosures of the Bank and currently holds $490,000 in Other Real Estate owned. The narrative that follows refers to the operations of the Bank.

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

Critical Accounting Policies

The Company has established various accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The Company’s significant accounting policies are described in the Notes to the Company’s audited consolidated financial statements for the year ended December 31, 2006, as filed in the Company’s Annual Report on Form 10-KSB.

In addition, certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. For a more complete discussion of the Company’s critical accounting policies, reference is made to the “Management’s Discussion and Analysis or Plan of Operation” portion of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. There have been no changes in the critical accounting policies since December 31, 2006.

FINANCIAL CONDITION

The Company functions primarily as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $3,792,000 or 1.8% since December 31, 2006. Investment securities, including restricted equity securities, have decreased $472,000 or 4.0% while the total of federal funds sold and interest-bearing deposits in other banks have increased $15,832,000 or 102.9% since year-end.

Total assets have increased $17,119,000 or 6.8% since year-end, and deposits have increased $16,503,000 or 8.0%. Demand deposits have increased $1,319,000 or 4.4% while interest-bearing deposits have increased $15,184,000 or 8.6%. This growth in deposits has been concentrated in retail time deposits and has funded the growth in loans and federal funds sold since December 31, 2006.

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

At March 31, 2007, the Bank’s allowance for loan losses was $3,081,000, or 1.44% of outstanding loans, compared to an allowance for loan losses of $2,849,000 at December 31, 2006, or 1.35% of outstanding loans. Recoveries, net of charge-offs, amounted to $22,000 during the three months ended March 31, 2007, while recoveries matched charge-offs for the three months ended March 31, 2006. During the three months ended March 31, 2007, the Bank recovered $57,000 on one specific loan.

Nonperforming Loans

Nonperforming loans were $418,000 at March 31, 2007, and $586,000, at December 31, 2006. Nonperforming loans consist of $407,000, and $586,000, in nonaccrual loans, respectively, and $11,000, in loans past due over 90 days and still accruing interest at March 31, 2007.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2007 were considered satisfactory. At that date, cash and due from banks totaled $5,226,000, a decrease of $1,643,000 from December 31, 2006. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the three months ended March 31, 2007, the Company increased its capital by retaining net earnings of $621,000 after payment of dividends. After recording an increase in capital of $13,000 for decreases in unrealized losses on securities available for sale, net of taxes, total capital increased $634,000 during the first three months of 2007. At March 31, 2007, total capital of the Company amounted to $18,725,000.

The Company and the Bank are subject to minimum capital standards set forth by the federal bank regulatory agencies. The required capital for regulatory purposes differs from the balance sheet equity accounts as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations, as well as subordinated debt. Further, the proceeds of the sale of the trust preferred securities counts as “Tier 1” regulatory capital for the Company. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The regulatory capital ratios for the Bank, as well as the required minimums at March 31, 2007 are as follows:

	Minimum
	Regulatory Requirement	Actual

Total capital to risk adjusted assets	8.00%	11.55%

Tier 1 Capital to risk adjusted assets	4.00%	10.29%

Tier 1 leverage ratio (to average assets)	4.00%	8.44%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 7.0% at March 31, 2007 and 7.2% at December 31, 2006.

At March 31, 2007, the Company had $11,750 in binding commitments for capital expenditures.  These expenditures represent amounts contracted for equipment upgrades at the main office.

RESULTS OF OPERATIONS

Performance Overview

The Company’s consolidated net income for the three months ended March 31, 2007 was $712,000 (basic earnings per share of $1.96) compared to net income of $591,000 (basic earnings per share of $1.63) for the three months ended March 31, 2006, representing an increase of $121,000 or 20.5%.

Further discussion of significant items affecting net income is discussed below.

Net Interest Income

Net interest income increased $383,000, or 19.8%, to $2,321,000 for the three months ended March 31, 2007, compared to $1,938,000 for the three months ended March 31, 2006. This increase resulted from an increase in interest income of $1,535,000, or 46.5%, as compared with the three months ended March 31, 2006, offset by an increase in interest expense of $1,152,000, or 84.4%, as compared with the three months ended March 31, 2006.

Interest Income

Total interest income increased $1,535,000, or 46.5%, in the first three months of 2007 as compared to the first three months of 2006. Interest on loans increased $1,396,000, or 46.3%, in the first three months of 2007 as compared to the first three months of 2006, as a result of an increase in the year-to-date average balance of loans outstanding of approximately $52,860,000, as well as an increase in yield on the loan portfolio from 7.6% through March 31, 2006 to 8.4% through March 31, 2007. Interest on investments increased $3,000 or 2.5% for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily as a result of a decrease in the average balance of the portfolio of approximately $810,000, offset by an increase in yield on the portfolio from 4.1% to 4.4%. During the first three months of 2007, total interest on federal funds sold and interest-bearing deposits in other banks increased $136,000, from $170,000 during the first three months of 2006 to $306,000 during the first three months of 2007. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an approximate $8,673,000 increase in the year-to-date average balance of these investments as well as an increase in the yield on the investment from approximately 4.4% during the first quarter of 2006 to approximately 5.1% during the first quarter of 2007.

Interest Expense

Total interest expense for the first three months of 2007 increased $1,152,000 or 84.4% from the first three months of 2006. Interest on deposits increased $1,006,000 or 85.6% during the first three months of 2007 as compared to the first three months of 2006. This increase is attributable to an increase of approximately $48,716,000 in the average balance of interest-bearing deposits from the first three months of 2006 as compared to the first three months of 2007 as well as an increase in the cost of these deposits from 2.9% during the first three months of 2006 to 4.1% during the first three months of 2007. Interest on total borrowed funds increased $146,000 from the first three months of 2006 to the first three months of 2007, as a result of an increase in the cost of these funds from 4.7% during the first three months of 2006 to 5.5% for the first three months of 2007, combined with an increase in the average balance of $8,308,000.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $210,000 and $90,000 during the three months ended March 31, 2007 and 2006, respectively, an increase of $120,000.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
	(Dollars in Thousands)
Service charges on deposit accounts	$367	$443
Mortgage origination fees	135	157
Other service charges, commissions and fees	83	86
Other operating income	5	4
	$590	$690

Total noninterest income decreased $100,000 or 14.4% during the first three months of 2007 from the first three months of 2006. This decrease is reflected in decreases of $76,000 in service charges on deposit accounts, of $22,000 in mortgage origination fees, and of $3,000 in other service charges, commissions and fees, offset by an increase of $1,000 in other operating income. The decrease in service charges on deposit accounts is primarily the result of a decrease in income from insufficient fund service charges. During the first quarter of 2007, the Bank experienced a decrease in the number of checks and other charges presented for payment against insufficient funds. The decrease in mortgage origination fees is due to the decrease in volume of mortgage lending activity. The Company originates long-term residential mortgage loans and, concurrent with the closing of each loan, sells the loan on a non-recourse basis to other banks. The Company does not retain the servicing of the loan but retains the origination fee and a commission. The decrease in other service charges, commissions and fees is the result of a decrease in fees collected for cashing checks for non-customers.

Following is a comparison of noninterest expense for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
	(Dollars in Thousands)
Salaries and employee benefits	$812	$787
Occupancy and equipment expense	171	158
Other operating expenses	589	659
	$1,572	$1,604

Noninterest expense decreased $32,000 or 2.0% in the first three months of 2007 as compared to the first three months of 2006. This decrease is comprised of a decrease in other operating expenses of $70,000 offset by an increase in salary and employee benefits of $25,000 and in occupancy and equipment expense of $13,000. The increase in salary and employee benefits is the result of additional staffing and ordinary salary increases for staff. The increase in occupancy and equipment expense is due to the opening of the new branch. The $70,000 decrease in other expenses is the result of decreases in several line items included in other expense. The largest decreases are a decrease of $38,000 in legal fees, a decrease of $35,000 in consulting fees, and a decrease of $16,000 in other loan expenses, offset by increases in expenses relating to electronic banking services of $13,000 and accruals for FDIC deposit insurance premiums of $11,000. The decrease in legal fees and in other loan expenses are the result of the Bank absorbing the closing costs to obtain certain commercial loan relationships in 2006. The decrease in consulting fees is the result of the decrease in fees associated with the consulting firm assisting the Bank in implementing the overdraft privilege program. This decrease in fees is attributable in part to the terms of the contractual agreement with the consulting firm. The increase in electronic banking services is the result of adding cash management services, while the increase in FDIC insurance premium expense is the result of increased premium rates and a higher deposit base upon which premiums are calculated as compared to 2006.

Income Taxes

Income taxes for the three months ended March 31, 2007 increased $74,000, or 21.6%, from those at March 31, 2006. This increase is the result of an increase in income before income taxes of the Company. The effective tax rate for both the three months ended March 31, 2007 and 2006 was approximately 36.0%.

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

Following is a summary of the commitments outstanding at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Commitments to extend credit	$49,206	$41,359
Standby letters of credit	680	606
	$49,886	$41,965

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

FMB EQUIBANC, INC. (Registrant)

DATE: May 10, 2007	By: /s/Charles R. Nessmith
Charles R. Nessmith
President and Chief Executive Officer

DATE: May 10, 2007	By: /s/Dwayne E. Rocker
Dwayne E. Rocker
Secretary