Form 10QSB
period 2007-06-30
FMB EQUIBANC INC
filed 2007-08-13
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

( X )      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

(   )     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File No. 000-32399

FMB EQUIBANC, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	58-2582553
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

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

Yes  ( X )   No   (    )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes   (    )   No ( X )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2007
Common Stock, $1.00 par value	362,600

Transitional Small Business Disclosure Format (check one):
Yes (    )  No ( X )

FMB EQUIBANC, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

Item #

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMB EQUIBANC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
Assets	2007	2006
	(Unaudited)	(Audited)

Cash and due from banks	$5,120	$6,868
Interest-bearing deposits at other financial institutions	2,753	3,225
Federal funds sold	16,314	12,153
Securities available for sale	10,693	10,404
Restricted equity securities, at cost	1,161	1,371

Loans	225,269	210,606
Less allowance for loan losses	3,099	2,849
Loans, net	222,170	207,757

Premises and equipment, net	4,622	4,628
Other real estate	243	465
Other assets	5,277	4,890

Total assets	$268,353	$251,761

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$31,866	$30,242
Interest-bearing	196,489	176,779
Total deposits	228,355	207,021

Other borrowings	14,665	20,756
Guaranteed preferred beneficial interest in
junior subordinated debentures	4,124	4,124
Other liabilities	1,803	1,769
Total liabilities	248,947	233,670

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares
authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	16,023	14,702
Accumulated other comprehensive loss	(55)	(49)
Total stockholders' equity	19,406	18,091

Total liabilities and stockholders' equity	$268,353	$251,761

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2007	2006
Interest income:
Loans, including fees	$4,621	$3,606
Securities:
Taxable	133	113
Nontaxable	5	11
Federal funds sold	236	85
Interest-bearing deposits at other financial institutions	24	33
Total interest income	5,019	3,848

Interest expense:
Deposits	2,340	1,439
Other borrowings	257	259
Total interest expense	2,597	1,698

Net interest income	2,422	2,150
Provision for loan losses	210	90
Net interest income after provision for loan losses	2,212	2,060

Other income:
Service charges on deposit accounts	419	432
Mortgage origination fees	178	152
Other service charges, commissions and fees	83	71
Other operating income	5	3

Total other income	685	658

Other expense:
Salaries and employee benefits	838	784
Occupancy and equipment expense	168	164
Other operating expenses	637	614
Total other expenses	1,643	1,562

Income before income taxes	1,254	1,156

Income tax expense	463	428

Net income	$791	$728

Other comprehensive income, net of tax
Unrealized holding losses arising during the period, net of tax	(18)	(26)

Comprehensive Income	$773	$702

Basic earnings per share	$2.18	$2.01

Diluted earnings per share	$2.16	$1.99

Dividends per share	$0.250	$0.235

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2007	2006
Interest income:
Loans, including fees	$9,030	$6,619
Securities:
Taxable	249	222
Nontaxable	11	22
Federal funds sold	502	247
Interest-bearing deposits at other financial institutions	64	41
Total interest income	9,856	7,151

Interest expense:
Deposits	4,521	2,614
Other borrowings	593	449
Total interest expense	5,114	3,063

Net interest income	4,742	4,088
Provision for loan losses	420	180
Net interest income after provision for loan losses	4,322	3,908

Other income:
Service charges on deposit accounts	786	875
Mortgage origination fees	312	309
Other service charges, commissions and fees	166	157
Other operating income	11	7

Total other income	1,275	1,348

Other expense:
Salaries and employee benefits	1,650	1,571
Occupancy and equipment expense	339	322
Other operating expenses	1,225	1,273
Total other expenses	3,214	3,166

Income before income taxes	2,383	2,090

Income tax expense	880	771

Net income	$1,503	$1,319

Other comprehensive income, net of tax
Unrealized holding losses arising during the period, net of tax	(6)	(40)

Comprehensive Income	$1,497	$1,279

Basic earnings per share	$4.15	$3.64

Diluted earnings per share	$4.10	$3.60

Dividends per share	$0.50	$0.47

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in Thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,503	$1,319
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	176	171
Provision for loan losses	420	180
Gain on sale of other real estate	(1)	(4)
Net increase in interest receivable	(283)	(476)
Net (decrease) increase in interest payable	(29)	153
Other operating activities, net	(55)	(349)

Net cash provided by operating activities	1,731	994

INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits at other financial institutions	472	(2,587)
Purchases of securities available for sale	(2,331)	(143)
Proceeds from maturities of securities available for sale	2,261	436
Net (increase) decrease in federal funds sold	(4,161)	9,750
Net increase in loans	(14,864)	(38,247)
Purchase of premises and equipment	(170)	(381)
Proceeds from sale of repossessed assets	252	-

Net cash used in investing activities	(18,541)	(31,172)

FINANCING ACTIVITIES
Net increase in deposits	21,334	28,219
Principal repayments on other borrowings	(6,091)	(2)
Proceeds from other borrowings	-	3,992
Dividends paid	(181)	(170)

Net cash provided by financing activities	15,062	32,039

Net increase (decrease) in cash and due from banks	(1,748)	1,861

Cash and due from banks at beginning of year	6,868	4,192

Cash and due from banks at end of period	$5,120	$6,053

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$5,143	$2,910

Income taxes	$1,098	$826

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$25	$475

Financed sales of other real estate owned	-	85

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Net Income	$791,000	$728,000	$1,503,000	$1,319,000

Weighted average number of common
shares outstanding	362,600	362,600	362,600	362,600
Effect of dilutive options	4,168	3,964	4,168	3,964

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,768	366,564	366,768	366,564

5.	STOCK-BASED COMPENSATION PLAN

At June 30, 2007, the Company has a stock-based compensation plan that includes key employees of the Bank. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). No stock options were granted or no previously granted options vested during the three months ended June 30, 2007 or 2006, therefore no compensation cost was recognized. No stock options were granted or no previously granted options vested during the six months ended June 30, 2007 or 2006, therefore no compensation cost was recognized. The adoption of these provisions of Statement 123 (R) did not have a material affect on the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion relates to the consolidated financial condition and results of operations of FMB Equibanc, Inc. (the “Company”) and its wholly-owned subsidiaries, Farmers & Merchants Bank (the “Bank”) and FMB Properties, Inc. FMB Properties, Inc. was formed during 2004, as a real estate holding entity, to acquire, hold and sell properties as a result of loan foreclosures of the Bank and currently holds $243,000 in Other Real Estate owned. The narrative that follows refers to the operations of the Bank.

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
•
potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that the Company may pursue or be required to pursue under state and federal banking regulations;

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

FINANCIAL CONDITION

The Company functions primarily as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company’s primary use of funds historically comes from loan demand. Loans outstanding have increased $14,663,000 or 7.0% since December 31, 2006. Investment securities, including restricted equity securities, have increased $79,000 or 0.7% while the total of federal funds sold and interest-bearing deposits in other banks have increased $3,689,000 or 24.0% since December 31, 2006.

Total assets have increased $16,592,000 or 6.6% since December 31, 2006, and deposits have increased $21,334,000 or 10.3%. Demand deposits have increased $1,624,000 or 5.4% while interest-bearing deposits have increased $19,710,000 or 11.1%. This growth in deposits has been concentrated in retail time deposits and has funded the growth in loans and federal funds sold since December 31, 2006.

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

At June 30, 2007, the Bank’s allowance for loan losses was $3,099,000, or 1.38% of outstanding loans, compared to an allowance for loan losses of $2,849,000 at December 31, 2006, or 1.35% of outstanding loans. Charge offs, net of recoveries, during the first six months of 2007 and 2006 amounted to $170,000 and $48,000, respectively. Charge offs, net of recoveries, for the three months ended June 30, 2007 and 2006, amounted to $192,000 and $48,000.

Nonperforming Loans

Nonperforming loans were $569,000 at June 30, 2007, and $586,000, at December 31, 2006. Nonperforming loans consist of $564,000 and $586,000 in nonaccrual loans, respectively, and $5,000, in loans past due over 90 days and still accruing interest at June 30, 2007.

Trust Preferred

On August 4, 2005, the Company formed a wholly owned Delaware statutory trust, FMB 2005 Capital Trust I (the “Trust”), which issued $4 million aggregate principal amount of trust preferred securities. The Company owns the entire $124,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4.1 million of junior subordinated debentures of the Company, which pay interest at an annual rate initially fixed at 6.09% until September 2010 and thereafter reset quarterly at a floating rate equal to the three month LIBOR plus 157 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used to provide additional paid in capital to the Bank, to support future growth of the Bank. The debentures represent the sole asset of the Trust. The trust preferred securities represent guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company’s Board of Directors, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2007 were considered satisfactory. At that date, cash and due from banks totaled $5,120,000, a decrease of $1,748,000 from December 31, 2006. The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

During the six months ended June 30, 2007, the Company increased its capital by retaining net earnings of $1,321,000 after payment of dividends. After recording a decrease in capital of $6,000 for increases in unrealized losses on securities available for sale, net of taxes, total capital increased $1,315,000 during the six months ended June 30, 2007. At June 30, 2007, total capital of the Company amounted to $19,406,000.

The Company and the Bank are subject to minimum capital standards set forth by the federal bank regulatory agencies. The required capital for regulatory purposes differs from the balance sheet equity accounts as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations, as well as subordinated debt. Further, the proceeds of the sale of the trust preferred securities counts as “Tier 1” regulatory capital for the Company. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The regulatory capital ratios for the Bank, as well as the required minimums at June 30, 2007 are as follows:

	Minimum
	Regulatory Requirement	Actual

Total capital to risk adjusted assets	8.00%	11.45%

Tier 1 Capital to risk adjusted assets	4.00%	10.19%

Tier 1 leverage ratio (to average assets)	4.00%	8.67%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s ratio of shareholder’s equity to total assets was 7.2% at both June 30, 2007 and at December 31, 2006.

At June 30, 2007, the Company had $20,000 in binding commitments for capital expenditures.  These expenditures represent amounts contracted for improvements at the main office.

RESULTS OF OPERATIONS

Performance Overview

The Company’s consolidated net income for the three months ended June 30, 2007 was $791,000 (basic earnings per share of $2.18) compared to net income of $728,000 (basic earnings per share of $2.01) for the three months ended June 30, 2006, representing an increase of $63,000 or 8.65%. The Company’s consolidated net income for the six months ended June 30, 2007 was $1,503,000 (basic earnings per share of $4.15), compared to net income of $1,319,000 (basic earnings per share of $3.64) for the six months ended June 30, 2006, representing an increase of $184,000 or 13.9%.

Further discussion of significant items affecting net income is discussed below.

For the three months ended June 30, 2007:

Net Interest Income

Net interest income increased $272,000, or 12.7%, to $2,422,000 for the three months ended June 30, 2007, compared to $2,150,000 for the three months ended June 30, 2006. This increase resulted from an increase in interest income of $1,171,000, or 30.4%, as compared with the three months ended June 30, 2006, offset by an increase in interest expense of $899,000, or 52.9%, as compared with the three months ended June 30, 2006.

Interest Income

Total interest income increased $1,171,000, or 30.4%, in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Interest on loans increased $1,015,000, or 28.1%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, as a result of an increase in the quarterly average balance of loans outstanding of approximately $37,107,000, as well as an increase in yield on the loan portfolio from 7.91% for the three months ended June 30, 2006 to 8.42% for the three months ended June 30, 2007. Interest on investments increased $14,000 or 11.3% for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily as a result of an increase in the yield on the portfolio from 4.14% to 4.76%, offset by a decrease in the average balance of the portfolio of approximately $367,000. During the three months ended June 30, 2007, total interest on federal funds sold and interest-bearing deposits in other banks increased $142,000, from $118,000 for the three months ended June 30, 2006 to $260,000 for the three months ended June 30, 2007. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an approximate $9,796,000 increase in the quarterly average balance of these investments as well as an increase in the yield on the investment from approximately 4.96% for the three months ended June 30, 2006 to approximately 5.38% for the three months ended June 30, 2007.

Interest Expense

Total interest expense for the three months ended June 30, 2007 increased $899,000 or 52.9% from the three months ended June 30, 2006. Interest on deposits increased $901,000 or 62.6% during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase is attributable to an increase of approximately $44,904,000 in the average balance of interest-bearing deposits from the three months ended June 30, 2006 as compared to the three months ended June 30, 2007 as well as an increase in the cost of these deposits from 3.26% during the three months ended June, 2006 to 4.21% during the three months ended June 30, 2007. Interest on total borrowed funds decreased $2,000 from the three months ended June 30, 2006 to the three months ended June 30, 2007, as a result of a decrease in the average balance of borrowed funds of approximately $967,000 from the three months ended June 30, 2006 to the three months ended June 30, 2007, offset by an increase in the cost of borrowing from 5.18% for the three months ended June 30, 2006 to 5.23% for the three months ended June 30, 2007.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $210,000 and $90,000 during the three months ended June 30, 2007 and 2006, respectively, an increase of $120,000.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007	2006
	(Dollars in Thousands)

Service charges on deposit accounts	$419	$432
Mortgage origination fees	178	152
Other service charges, commissions and fees	83	71
Other operating income	5	3
	$685	$658

Total noninterest income increased $27,000 or 4.1% during the three months ended June 30, 2007 from the three months ended June 30, 2006. This increase is reflected in increases of $26,000 in mortgage origination fees, $12,000 in other service charges, commissions and fees, and $2,000 in other operating income, offset by a decrease of $13,000 in service charges on deposit accounts. The increase in mortgage origination fees is due to the increase in volume of mortgage lending activity. The Company originates long-term residential mortgage loans and, concurrent with the closing of each loan, sells the loan on a non-recourse basis to other banks. The Company does not retain the servicing of the loan but retains the origination fee and a commission. The increase in other service charges, commissions and fees is the result of an increase in fees from the electronic payment network through which the Bank issues debit cards to its customers. The decrease in service charges on deposit accounts is primarily the result of a decrease in income from insufficient fund service charges. During the three months ended June 30, 2007, the Bank experienced a decrease in the number of checks and other charges presented for payment against insufficient funds.

Following is a comparison of noninterest expense for the three months ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007	2006
	(Dollars in Thousands)

Salaries and employee benefits	$838	$784
Occupancy and equipment expense	168	164
Other operating expenses	637	614
	$1,643	$1,562

Noninterest expense increased $81,000 or 5.2% in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase is comprised of increases in salary and employee benefits of $54,000, other operating expenses of $23,000 and occupancy and equipment expense of $4,000. The increase in salary and employee benefits is the result of additional staffing and ordinary salary increases for staff. The $23,000 increase in other expenses is the result of increases in several line items included in other expense. The largest increases are an increase of $16,000 in electronic banking fees, $12,000 in accruals for FDIC deposit insurance premiums, and $12,000 in stationary and supplies, offset by decreases of $22,000 in other consulting fees, $9,000 in director fees, and $7,000 in loan processing expenses. The increase in electronic banking services is the result of adding cash management services, while the increase in FDIC insurance premium expense is the result of increased premium rates and a higher deposit base upon which premiums are calculated as compared to 2006. The increase in stationary and supplies is the result of the growth of the Bank. The decrease in consulting fees is the result of the decrease in fees associated with the consulting firm assisting the Bank in implementing the overdraft privilege program. This decrease in fees is attributable in part to the terms of the contractual agreement with the consulting firm. The decrease in director fees is due to the decrease in the number of committee meetings held. Loan processing expense decreased because in 2006 a new lender joined the Bank. The Bank had agreed to absorb the closing costs to obtain certain commercial loan relationships associated with that lender.

Income Taxes

Income taxes for the three months ended June 30, 2007 increased $35,000, or 8.2%, from those at June 30, 2006. This increase is the result of an increase in income before income taxes of the Company. The effective tax rate for the three months ended June 30, 2007 and 2006 was approximately 36.9% and 37.0%, respectively.

For the six months ended June 30, 2007:

The Company’s consolidated net income for the six months ended June 30, 2007 was $1,503,000 (basic earnings per share of $4.15), compared to net income of $1,319,000 (basic earnings per share of $3.64) for the six months ended June 30, 2006, representing an increase of $184,000 or 13.9%.

Net Interest Income

Net interest income increased $654,000, or 16.0%, to $4,742,000, for the six months ended June 30, 2007, compared to $4,088,000 for the six months ended June 30, 2006. This increase resulted from an increase in interest income of $2,705,000, or 37.8%, as compared with the six months ended June 30, 2006. This increase was offset by an increase in interest expense of $2,051,000, or 67.0%, as compared with the six months ended June 30, 2006.

Interest Income

Total interest income increased $2,705,000, or 37.8%, in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Interest on loans increased $2,411,000, or 36.4%, in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, as a result of an increase in the year to date average balance of loans outstanding of approximately $44,940,000, as well as an increase in yield on the loan portfolio from 7.76% for the six months ended June 30, 2006, to 8.40% for the six months ended June 30, 2007. Interest on investments increased $16,000, or 6.6%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase is the result of an increase in the yield on these investments from 4.10% for 2006 as compared to 4.59% for 2007. During the six months ended June 30, 2007, total interest on federal funds sold and interest-bearing deposits in other banks increased $278,000, from $288,000 during the six months ended June 30, 2006, to $566,000 during the six months ended June 30, 2007. Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day. The total increase in income from federal funds sold and interest-bearing deposits in other banks is primarily the result of an increase in the year to date average balance of $9,238,000 as well as an increase in the yield on these investments from 4.60% during the six months ended June 30, 2006 to approximately 5.22% during the six months ended June 30, 2007.

Interest Expense

Total interest expense for the six months ended June 30, 2007 increased $2,051,000, or 67.0%, from the six months ended June 30, 2006. Interest on deposits increased $1,907,000, or 73.0%, during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. This increase is attributable to an increase in the cost of interest-bearing deposits from 3.68% during the six months ended June 30, 2006 to 4.80% during the six months ended June 30, 2007, as well as an increase of approximately $46,799,000 in the average balance of interest-bearing deposits from the six months ended June 30, 2006, as compared to the six months ended June 30, 2007. Interest on total borrowed funds increased $144,000 from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase is the result of an increase in the average balance outstanding in other borrowed funds of $3,644,000, as well as an increase in the cost of the funds from 4.94% during the first six months of 2006 to 5.44% for the first six months of 2007.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $420,000 and $180,000 during the six months ended June 30, 2007 and 2006, respectively, an increase of $240,000, or 133.3%.

Noninterest Income and Expense

Following is a comparison of noninterest income for the six months ended June 30, 2007 and 2006.

Six months ended June 30,
2007	2006
(Dollars in Thousands)

Service charges on deposit accounts	$786	$875
Mortgage origination fees	312	309
Other service charges, commissions and fees	166	157
Other operating income	11	7
	$1,275	$1,348

Total noninterest income decreased $73,000, or 5.4%, during the six months ended June 30, 2007 from the six months ended June 30, 2006. This decrease is reflected in a decrease of $89,000 in service charges on deposit accounts, offset by increases of $3,000 in mortgage origination fees, $9,000 in other service charges, commissions and fees, and $4,000 in other operating income. The decrease in service charges on deposit accounts is the result of a decrease in the number of items presented for payment against insuffient funds. The increase in mortgage origination fees is the result of an increase in the volume of mortgage loans closed during the first six months of 2007 compared to the first six months of 2006. The $9,000 increase in other service charges, commissions and fees is primarily the result of an increase in fees received from the electronic payment network through which the Bank issues debit cards to its customers. These fees are a percentage of the dollar amount of the transactions paid with the debit card.

Following is a comparison of noninterest expense for the six months ended June 30, 2007 and 2006.

Six months ended June 30,
2007	2006
(Dollars in Thousands)

Salaries and employee benefits	$1,650	$1,571
Equipment and occupancy	339	322
Other expense	1,225	1,273
	$3,214	$3,166

Noninterest expense increased $48,000, or 1.5%, for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. This increase is comprised of an increase in salary and employee benefits of $79,000 and in occupancy and equipment expense of $17,000, offset by a decrease in other expense of $48,000. The increase in salary and employee benefits is the result of additional staffing, as well as salary increases for existing employees. Staffing has been increased as a result of the growth of the operations of the Bank. The increase in equipment and occupancy expense is the result of increases in depreciation and operating expenses such as repairs and maintenance and utilities. The $48,000 decrease in other expenses is the result of decreases in several line items included in other expense. The largest decreases are $58,000 in consulting fees, $40,000 in legal fees, $23,000 in loan processing expense and $8,000 in director fees. The decrease in consulting fees is the result of the fees due to the firm assisting the Bank in implementing the overdraft privilege program. The fees are based upon a contractual percentage of revenue. The second year phase of the contract provides for a reduction in the percentage, and the gross revenue for the six months ended June 30, 2007 is down from the revenue for the six months ended June 30, 2006. The decrease in legal fees and in loan processing expense are due to the Bank no longer absorbing the closing costs related to certain commercial loan relationships associated with a new commercial lender. The decrease in directors’ fees is the result of a decrease in the number of monthly committee meetings.

Income Taxes

Income taxes for the six months ended June 30, 2007 increased $109,000, or 14.1%, from those at June 30, 2006. This increase is the result of an increase in taxable income of the Company. The effective tax rate for the six months ended June 30, 2007 and 2006 was approximately 36.9% for both years.

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

Following is a summary of the commitments outstanding at June 30, 2007 and December 31, 2006.

June 30, 2007	December 31, 2006
(Dollars in Thousands)

Commitments to extend credit	$42,970	$41,359
Standby letters of credit	861	606
	$43,831	$41,965

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held May 17, 2007. At the Annual Meeting, the shareholders of the Company considered electing three members to the Board of Directors to serve three year terms expiring at the Annual Meeting of Shareholders in 2010.

At the Annual Meeting, Leonard H. Blount, F. Wendell Brannen and Dr. William B. Nessmith were elected as members of the Company’s Board of Directors to serve until the Annual Meeting of Shareholders in 2010 and until their successors are duly elected and qualified, or until their earlier death, resignation, incapacity to serve or removal from office. The results of the voting were as follows:

Name	For	Against	Abstain

Leonard H. Blount	216,289	-	22,994
F. Wendell Brannen	239,183	-	100
Dr. William B. Nessmith	239,283	-	-

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Articles of Incorporation of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission file No. 000-32399)).

3.2	Bylaws of FMB Equibanc, Inc. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on February 27, 2001 (Commission file No. 000-32399)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMB EQUIBANC, INC.
(Registrant)

DATE: August 10, 2007	By: /s/Charles R. Nessmith
Charles R. Nessmith
President and Chief Executive Officer

DATE: August 10, 2007	By: /s/Dwayne E. Rocker
Dwayne E. Rocker
Secretary