Form 10QSB
period 2007-09-30
FMB EQUIBANC INC
filed 2007-11-13
CIK 1135374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

( X )     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

(    )      Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File No. 000-32399

FMB EQUIBANC, INC.
(Exact name of small business issuer as specified in its charter

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

Yes   ( X )        No   (    )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes   (     )        No    ( X )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2007
Common Stock, $1.00 par value	362,600

Transitional Small Business Disclosure Format (check one):
Yes    (     )         No  ( X )

FMB EQUIBANC, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Item #

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FMB EQUIBANC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
Assets	2007	2006
	(Unaudited)	(Audited)

Cash and due from banks	$4,954	$6,868
Interest-bearing deposits at other financial institutions	570	3,225
Federal funds sold	24,884	12,153
Securities available for sale	10,717	10,404
Restricted equity securities, at cost	1,159	1,371

Loans	230,040	210,606
Less allowance for loan losses	3,279	2,849
Loans, net	226,761	207,757

Premises and equipment, net	4,695	4,628
Other real estate	243	465
Other assets	5,690	4,890

Total assets	$279,673	$251,761

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$31,107	$30,242
Interest-bearing	209,958	176,779
Total deposits	241,065	207,021

Other borrowings	12,619	20,756
Guaranteed preferred beneficial interest in junior subordinated debentures	4,124	4,124
Other liabilities	1,652	1,769
Total liabilities	259,460	233,670

Commitments and contingent liabilities

Stockholders' equity
Common stock, $1 par value; 10,000,000 shares authorized; 362,600 shares issued and outstanding	362	362
Surplus	3,076	3,076
Retained earnings	16,777	14,702
Accumulated other comprehensive loss	(2)	(49)
Total stockholders' equity	20,213	18,091

Total liabilities and stockholders' equity	$279,673	$251,761

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2007	2006
Interest income:
Loans, including fees	$4,865	$3,954
Securities:
Taxable	131	109
Nontaxable	5	11
Federal funds sold	249	103
Interest-bearing deposits at other financial institutions	26	55
Total interest income	5,276	4,232

Interest expense:
Deposits	2,529	1,733
Other borrowings	246	320
Total interest expense	2,775	2,053

Net interest income	2,501	2,179
Provision for loan losses	210	126
Net interest income after provision for loan losses	2,291	2,053

Other income:
Service charges on deposit accounts	475	432
Mortgage origination fees	145	221
Other service charges, commissions and fees	84	74
Other operating income	14	3

Total other income	718	730

Other expense:
Salaries and employee benefits	834	808
Occupancy and equipment expense	179	181
Other operating expenses	656	596
Total other expenses	1,669	1,585

Income before income taxes	1,340	1,198

Income tax expense	495	442

Net income	$845	$756

Other comprehensive income, net of tax
Unrealized holding gains arising during the period, net of tax	53	49

Comprehensive Income	$898	$805

Basic earnings per share	$2.33	$2.09

Diluted earnings per share	$2.30	$2.06

Dividends per share	$0.250	$0.235

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	2007	2006
Interest income:
Loans, including fees	$13,895	$10,573
Securities:
Taxable	380	331
Nontaxable	16	33
Federal funds sold	751	350
Interest-bearing deposits at other financial institutions	90	96
Total interest income	15,132	11,383

Interest expense:
Deposits	7,050	4,347
Other borrowings	839	769
Total interest expense	7,889	5,116

Net interest income	7,243	6,267
Provision for loan losses	630	306
Net interest income after provision for loan losses	6,613	5,961

Other income:
Service charges on deposit accounts	1,261	1,307
Mortgage origination fees	457	530
Other service charges, commissions and fees	250	231
Other operating income	25	10

Total other income	1,993	2,078

Other expense:
Salaries and employee benefits	2,484	2,379
Occupancy and equipment expense	518	503
Other operating expenses	1,881	1,869
Total other expenses	4,883	4,751

Income before income taxes	3,723	3,288

Income tax expense	1,375	1,213

Net income	$2,348	$2,075

Other comprehensive income, net of tax
Unrealized holding gains arising during the period, net of tax	47	8

Comprehensive Income	$2,395	$2,083

Basic earnings per share	$6.48	$5.72

Diluted earnings per share	$6.40	$5.66

Dividends per share	$0.75	$0.705

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in Thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$2,348	$2,075
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	264	273
Provision for loan losses	630	306
Gain on sale of other real estate	(1)	(4)
Net increase in interest receivable	(761)	(1,038)
Net increase in interest payable	112	296
Other operating activities, net	(326)	(254)

Net cash provided by operating activities	2,266	1,654

INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits at other financial institutions	2,656	(374)
Purchases of securities available for sale	(2,464)	(532)
Proceeds from maturities of securities available for sale	2,468	753
Net (increase) decrease in federal funds sold	(12,731)	8,831
Net increase in loans	(19,665)	(47,952)
Purchase of premises and equipment	(332)	(506)
Proceeds from sale of repossessed assets	252	-

Net cash used in investing activities	(29,816)	(39,780)

FINANCING ACTIVITIES
Net increase in deposits	34,044	33,023
Principal repayments on other borrowings	(8,136)	(3)
Proceeds from other borrowings	-	5,987
Dividends paid	(272)	(255)

Net cash provided by financing activities	25,636	38,752

Net increase (decrease) in cash and due from banks	(1,914)	626

Cash and due from banks at beginning of year	6,868	4,192

Cash and due from banks at end of period	$4,954	$4,818

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$7,777	$4,820

Income taxes	$1,610	$1,298

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$25	$475

Financed sales of other real estate owned	-	85

See Notes to Consolidated Financial Statements.

FMB EQUIBANC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Net Income	$845,000	$756,000	$2,348,000	$2,075,000

Weighted average number of common
shares outstanding	362,600	362,600	362,600	362,600
Effect of dilutive options	4,168	3,964	4,168	3,964

Weighted average number of common
shares outstanding used to
calculate dilutive earnings
per share	366,768	366,564	366,768	366,564

5.	STOCK-BASED COMPENSATION PLAN

At September 30, 2007, the Company has a stock-based compensation plan that includes key employees of the Bank.  Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  No stock options were granted or no previously granted options vested during the three months ended September 30, 2007 or 2006, therefore no compensation cost was recognized.  No stock options were granted or no previously granted options vested during the nine months ended September 30, 2007 or 2006, therefore no compensation cost was recognized.  The adoption of these provisions of Statement 123 (R) did not have a material affect on the financial statements.

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

FINANCIAL CONDITION

The Company functions primarily as the sole owner of the Bank, and its financial condition should be examined in terms of trends in sources and uses of funds.  The Company’s primary use of funds historically comes from loan demand.  Loans outstanding have increased $19,434,000 or 9.2% since December 31, 2006.  Investment securities, including restricted equity securities, have increased $101,000 or 0.9% while the total of federal funds sold and interest-bearing deposits in other banks have increased $10,076,000 or 65.5% since December 31, 2006.

Total assets have increased $27,912,000 or 11.1% since December 31, 2006, and deposits have increased $34,044,000 or 16.4%.  Demand deposits have increased $865,000 or 2.9% while interest-bearing deposits have increased $33,179,000 or 18.8%.  This growth in deposits has been concentrated in retail time deposits and has funded the growth in loans and federal funds sold since December 31, 2006.

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

At September 30, 2007, the Bank’s allowance for loan losses was $3,279,000, or 1.43% of outstanding loans, compared to an allowance for loan losses of $2,849,000 at December 31, 2006, or 1.35% of outstanding loans.  Charge offs, net of recoveries, during the first nine months of 2007 and 2006 amounted to $199,000 and $49,000, respectively. Charge offs, net of recoveries, for the three months ended September 30, 2007 and 2006, amounted to $29,000 and $1,000.

Nonperforming Loans

Nonperforming loans were $310,000 at September 30, 2007, and $586,000 at December 31, 2006.  Nonperforming loans consist of $273,000 and $586,000 in nonaccrual loans, respectively, and $37,000, in loans past due over 90 days and still accruing interest at September 30, 2007.

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

The liquidity and capital resources of the Company and the Bank are monitored continuously by management and by the Company’s Board of Directors, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2007 were considered satisfactory.  At that date, cash and due from banks totaled $4,954,000, a decrease of $1,914,000 from December 31, 2006.  The Company’s short-term investments were adequate to cover any reasonable anticipated immediate need for funds.  The Company is aware of no events or trends likely to result in a material change in liquidity.

During the nine months ended September 30, 2007, the Company increased its capital by retaining net earnings of $2,076,000 after payment of dividends.  After recording an increase in capital of $47,000 for changes in unrealized losses on securities available for sale, net of taxes, total capital increased $2,122,000 during the nine months ended September 30, 2007.  At September 30, 2007, total capital of the Company amounted to $20,213,000.

The Company and the Bank are subject to minimum capital standards set forth by the federal bank regulatory agencies.  The required capital for regulatory purposes differs from the balance sheet equity accounts as determined under generally accepted accounting principles.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” regulatory capital includes the allowance for loan losses up to certain limitations, as well as subordinated debt.  Further, the proceeds of the sale of the trust preferred securities counts as “Tier 1” regulatory capital for the Company.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  The regulatory capital ratios for the Bank, as well as the required minimums at September 30, 2007 are as follows:

	Minimum
	Regulatory Requirement	Actual

Total capital to risk adjusted assets	8.00%	11.45%

Tier 1 Capital to risk adjusted assets	4.00%	10.20%

Tier 1 leverage ratio (to average assets)	4.00%	8.61%

These ratios qualify the Bank for the “well-capitalized” classification as defined by the Federal Deposit Insurance Corporation (“FDIC”).  The Company’s ratio of shareholder’s equity to total assets was 7.2% at both September 30, 2007 and at December 31, 2006.

RESULTS OF OPERATIONS

Performance Overview

The Company’s consolidated net income for the three months ended September 30, 2007 was $845,000 (basic earnings per share of $2.33) compared to net income of $756,000 (basic earnings per share of $2.09) for the three months ended September 30, 2006, representing an increase of $89,000 or 11.8%.  The Company’s consolidated net income for the nine months ended September 30, 2007 was $2,348,000 (basic earnings per share of $6.48), compared to net income of $2,075,000 (basic earnings per share of $5.72) for the nine months ended September 30, 2006, representing an increase of $273,000 or 13.2%.

Further discussion of significant items affecting net income is discussed below.

For the three months ended September 30, 2007:

Net Interest Income

Net interest income increased $322,000, or 14.8%, to $2,501,000 for the three months ended September 30, 2007, compared to $2,179,000 for the three months ended September 30, 2006.  This increase resulted from an increase in interest income of $1,044,000, or 24.7%, as compared with the three months ended September 30, 2006, offset by an increase in interest expense of $722,000, or 35.2%, as compared with the three months ended September 30, 2006.

Interest Income

Total interest income increased $1,044,000, or 24.7%, in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Interest on loans increased $911,000, or 23.0%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, as a result of an increase in the quarterly average balance of loans outstanding of approximately $33,620,000, as well as an increase in yield on the loan portfolio from 7.64% for the three months ended September 30, 2006 to 8.47% for the three months ended September 30, 2007.    Interest on investments increased $16,000 or 13.3% for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily as a result of an increase in the yield on the portfolio from 3.97% to 4.55%, offset by a decrease in the average balance of the portfolio of approximately $127,000.  During the three months ended September 30, 2007, total interest on federal funds sold and interest-bearing deposits in other banks increased $117,000, from $158,000 for the three months ended September 30, 2006 to $275,000 for the three months ended September 30, 2007.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total increase in income from Federal funds sold and interest-bearing deposits in other banks is primarily the result of an approximate $9,041,000 increase in the quarterly average balance of these investments as well as an increase in the yield from approximately 5.10% for the three months ended September 30, 2006 to approximately 5.12% for the three months ended September 30, 2007.

Interest Expense

Total interest expense for the three months ended September 30, 2007 increased $722,000 or 35.2% from the three months ended September 30, 2006.  Interest on deposits increased $796,000 or 45.9% during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  This increase is attributable to an increase of approximately $43,984,000 in the average balance of interest-bearing deposits from the three months ended September 30, 2006 as compared to the three months ended September 30, 2007 as well as an increase in the cost of these deposits from 3.66% during the three months ended September, 2006 to 4.29% during the three months ended September 30, 2007.  Interest on total borrowed funds decreased $74,000 from the three months ended September 30, 2006 to the three months ended September 30, 2007, as a result of a decrease in the average balance of borrowed funds of approximately $5,137,000 from the three months ended September 30, 2006 to the three months ended September 30, 2007, as well as a decrease in the cost of other borrowings from 5.49% for the three months ended September 30, 2006 to 5.43% for the three months ended September 30, 2007.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate.  The provision for loan losses charged to earnings amounted to $210,000 and $126,000 during the three months ended September 30, 2007 and 2006, respectively, an increase of $84,000.

Noninterest Income and Expense

Following is a comparison of noninterest income for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007	2006
	(Dollars in Thousands)
Service charges on deposit accounts	$475	$432
Mortgage origination fees	145	221
Other service charges, commissions and fees	84	74
Other operating income	14	3
	$718	$730

Total noninterest income decreased $12,000 or 1.6% during the three months ended September 30, 2007 from the three months ended September 30, 2006.  This decrease is reflected in a decrease of $76,000 in mortgage origination fees, offset by increases of $43,000 in service charges on deposit accounts, $10,000 in other service charges, commissions and fees, and $11,000 in other operating income.  The decrease in mortgage origination fees is due to the decrease in volume of mortgage lending activity.  The Company originates long-term residential mortgage loans and, concurrent with the closing of each loan, sells the loan on a non-recourse basis to other banks.  The Company does not retain the servicing of the loan but retains the origination fee and a commission.  During September, one of the mortgage loan officers left the Bank, which contributed to the decrease in the volume of mortgage originations.  The increase in service charges on deposit accounts is primarily due to an increase in NSF and returned check charges.  The Bank increased the fee charged to customers for items presented against insufficient funds from $30 to $34 per item in July 2007.  The increase in other service charges, commissions and fees is the result of an increase in fees from the electronic payment network through which the Bank issues debit cards to its customers.  The increase in other operating income is the result of an overage settlement from the bankruptcy court.

Following is a comparison of noninterest expense for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007	2006
	(Dollars in Thousands)
Salaries and employee benefits	$834	$808
Occupancy and equipment expense	179	181
Other operating expenses	656	596
	$1,669	$1,585

Noninterest expense increased $84,000 or 5.3% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  This increase is comprised of increases in salary and employee benefits of $26,000 and other operating expenses of $60,000, offset by a decrease in occupancy and equipment expense of $2,000.  The increase in salary and employee benefits is the result of additional staffing and ordinary salary increases for staff.  The $60,000 increase in other expenses is the result of increases in several line items included in other expense.  The largest increases are an increase of $35,000 in legal fees, $12,000 in accruals for FDIC deposit insurance premiums, $10,000 in electronic banking fees, and $7,000 in mortgage expenses, offset by a decrease of $30,000 in other consulting fees.  The increase in legal fees is primarily the result of expenses incurred by the Company for initiating a going-private transaction, including the preparation and filing with the Securities and Exchange Commission of a Schedule 13E-3 and related preliminary proxy statement in connection with the proposed going-private transaction, and from expenses incurred by the Bank in absorbing certain closing costs in an effort to obtain certain commercial loan relationships.  The increase in electronic banking services is the result of adding cash management services.  The increase in FDIC insurance premium expense is the result of increased premium rates and a higher deposit base upon which premiums are calculated as compared to 2006.  The increase in mortgage expenses is from the absorption of certain customers’ closing costs.  The decrease in consulting fees is the result of the decrease in fees associated with the consulting firm assisting the Bank in implementing the overdraft privilege program.  This decrease in fees is attributable in part to the terms of the contractual agreement with the consulting firm, which agreement terminated in August 2007.

Income Taxes

Income taxes for the three months ended September 30, 2007 increased $53,000, or 12.0%, from those at September 30, 2006.  This increase is the result of an increase in income before income taxes of the Company.  The effective tax rate for the three months ended September 30, 2007 and 2006 were approximately 36.9% for both periods.

For the nine months ended September 30, 2007:

The Company’s consolidated net income for the nine months ended September 30, 2007 was $2,348,000 (basic earnings per share of $6.48), compared to net income of $2,075,000 (basic earnings per share of $5.72) for the nine months ended September 30, 2006, representing an increase of $273,000 or 13.2%.

Net Interest Income

Net interest income increased $976,000, or 15.6%, to $7,243,000, for the nine months ended September 30, 2007, compared to $6,267,000 for the nine months ended September 30, 2006.  This increase resulted from an increase in interest income of $3,749,000, or 32.9%, as compared with the nine months ended September 30, 2006.  This increase was offset by an increase in interest expense of $2,773,000, or 54.2%, as compared with the nine months ended September 30, 2006.

Interest Income

Total interest income increased $3,749,000, or 32.9%, in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.  Interest on loans increased $3,322,000, or 31.4%, in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, as a result of an increase in the year to date average balance of loans outstanding of approximately $41,125,000, as well as an increase in yield on the loan portfolio from 7.88% for the nine months ended September 30, 2006, to 8.42% for the nine months ended September 30, 2007.  Interest on investments increased $32,000, or 8.8%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  The increase is the result of an increase in the yield on these investments from 4.05% for 2006 as compared to 4.57% for 2007.  During the nine months ended September 30, 2007, total interest on federal funds sold and interest-bearing deposits in other banks increased $395,000, from $446,000 during the nine months ended September 30, 2006, to $841,000 during the nine months ended September 30, 2007.  Federal funds sold and interest-bearing deposits in other banks are short-term means of investing any excess cash from day to day.  The total increase in income from federal funds sold and interest-bearing deposits in other banks is primarily the result of an increase in the year to date average balance of $9,171,000 as well as an increase in the yield on these investments from 4.76% during the nine months ended September 30, 2006 to approximately 5.19% during the nine months ended September 30, 2007.

Interest Expense

Total interest expense for the nine months ended September 30, 2007 increased $2,773,000, or 54.2%, from the nine months ended September 30, 2006.  Interest on deposits increased $2,703,000, or 62.2%, during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.  This increase is attributable to an increase in the cost of interest-bearing deposits from 4.59% during the nine months ended September 30, 2006 to 4.84% during the nine months ended September 30, 2007, as well as an increase of approximately $45,851,000 in the average balance of interest-bearing deposits from the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2007.  Interest on total borrowed funds increased $70,000 from the nine months ended September 30, 2006 to the nine months ended September 30, 2007.  This increase is the result of an increase in the average balance outstanding in other borrowed funds of $685,000, as well as an increase in the cost of the funds from 5.16% during the first nine months of 2006 to 5.44% for the first nine months of 2007.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate.  The provision for loan losses charged to earnings amounted to $630,000 and $306,000 during the nine months ended September 30, 2007 and 2006, respectively, an increase of $324,000, or 105.9%.

Noninterest Income and Expense

Following is a comparison of noninterest income for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006
	(Dollars in Thousands)

Service charges on deposit accounts	$1,261	$1,307
Mortgage origination fees	457	530
Other service charges, commissions and fees	250	231
Other operating income	25	10
	$1,993	$2,078

Total noninterest income decreased $85,000, or 4.1%, during the nine months ended September 30, 2007 from the nine months ended September 30, 2006.  This decrease is reflected in decreases of $46,000 in service charges on deposit accounts and of $73,000 in mortgage origination fees, offset by increases of $19,000 in other service charges, commissions and fees and $15,000 in other operating income.  The decrease in service charges on deposit accounts is the result of a decrease in the number of items presented for payment against insufficient funds.  The decrease in mortgage origination fees is the result of a decrease in the volume of mortgage loans closed during the first nine months of 2007 compared to the first nine months of 2006.  The $19,000 increase in other service charges, commissions and fees is primarily the result of an increase in fees received from the electronic payment network through which the Bank issues debit cards to its customers.  These fees are a percentage of the dollar amount of the transactions paid with the debit card.  The $15,000 increase in other operating income is primarily due to a settlement from the bankruptcy court.

Following is a comparison of noninterest expense for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006
	(Dollars in Thousands)

Salaries and employee benefits	$2,484	$2,379
Equipment and occupancy	518	503
Other expense	1,881	1,869
	$4,883	$4,751

Noninterest expense increased $132,000, or 2.8%, for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.  This increase is comprised of an increase in salary and employee benefits of $105,000, in occupancy and equipment expense of $15,000 and in other expense of $12,000.  The increase in salary and employee benefits is the result of additional staffing, as well as salary increases for existing employees.  Staffing has been increased as a result of the growth of the operations of the Bank.  The increase in equipment and occupancy expense is the result of increases in depreciation and operating expenses such as repairs and maintenance and utilities.  The $12,000 increase in other expenses is the result of increases in several line items included in other expense.  The largest increases are $39,000 in electronic banking service fees, $34,000 in accruals for FDIC deposit insurance premiums, $17,000 in ATM related expenses, and $15,000 in data processing fees, offset by decreases of $87,000 in outside consulting expenses and $25,000 in loan processing expense.  The increase in electronic banking service fees is the result of adding cash management services.  The increase in the accrual for FDIC insurance premiums is the result of increased premium rates and a higher deposit base.  The increase in ATM related expenses is a result of the increase in the fees charged by a third party vendor who handles the Banks debit cards due to the increased volume of transactions conducted by the Bank’s customers.  The increase in data processing fees is the result of an increase in fees charged by the company who handles the Bank’s processing.  The decrease in consulting fees is the result of the fees due to the firm assisting the Bank in implementing the overdraft privilege program.  The fees are based upon a contractual percentage of revenue.  The second year phase of the contract provides for a reduction in the percentage, and the gross revenue for the nine months ended September 30, 2007 is down from the revenue for the nine months ended September 30, 2006.  This contract ended in August 2007.  The decrease in loan processing expense are due to the Bank no longer absorbing the closing costs related to certain commercial loan relationships.

Income Taxes

Income taxes for the nine months ended September 30, 2007 increased $162,000, or 13.4%, from those at September 30, 2006.  This increase is the result of an increase in taxable income of the Company.  The effective tax rate for the nine months ended September 30, 2007 and 2006 was approximately 36.9% for both years.

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

           Following is a summary of the commitments outstanding at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(Dollars in Thousands)

Commitments to extend credit	$52,074	$41,359
Standby letters of credit	1,018	606
	$53,092	$41,965

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

FMB EQUIBANC, INC.
(Registrant)

DATE: November 13, 2007	By: /s/Charles R. Nessmith
Charles R. Nessmith
President and Chief Executive Officer

DATE: November 13, 2007	By: /s/Dwayne E. Rocker
Dwayne E. Rocker
Secretary